Form 10-Q
period 1996-06-30
DUFF & PHELPS CREDIT RATING CO
filed 1996-08-06
CIK 928599

- - -------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549




                                      FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTER ENDED JUNE 30, 1996

                            COMMISSION FILE NUMBER 1-13286
                                    ______________



                           DUFF & PHELPS CREDIT RATING CO.
                (Exact name of Registrant as specified in its Charter)



                  ILLINOIS                                36-3569514
         (State of Incorporation).                    (I.R.S. Employer
                                                      Identification No.)


55 EAST MONROE STREET, CHICAGO, ILLINOIS 60603          (312)368-3100
(Address of principal executive offices)        (Registrant's telephone number)




    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---



        On July 31, 1996, the registrant had 5,385,478 shares of common stock outstanding.



- - -------------------------------------------------------------------------------

                    DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARY

                             Quarter Ended June 30, 1996

                                        Index



PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


         Consolidated Condensed Statements of Income -          1
              Three Months Ended June 30, 1996 and
              Three Months Ended June 30, 1995

         Consolidated Condensed Statements of Income -          2
              Six Months Ended June 30, 1996
              Six Months Ended June 30, 1995

         Consolidated Balance Sheets -                          3
              June 30, 1996 and December 31, 1995

         Consolidated Statements of Cash Flows -                4
              Six Months Ended June 30, 1996 and
              Six Months Ended June 30, 1995

         Notes to the Consolidated Financial Statements        5-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF               8-9
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PART II. - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    10

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



                DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Data)
                                 (Unaudited)

                                                  Three Months   Three Months
                                                     Ended          Ended
                                                    June 30,       June 30,
                                                      1996           1995
                                                  ------------   ------------


REVENUES (NOTE 1)                                   $12,989         $10,995

EXPENSES
   Employment expenses                                5,292           4,154
   Other operating expenses                           2,807           2,699
   Name usage fees--paid to former parent (Note 2)      500             500
   Depreciation and amortization (Note 1)               505             425
                                                  ------------   ------------
 Total expenses                                       9,104           7,778

OPERATING INCOME                                      3,885           3,217

  Other income                                           60              83
  Interest expense (Note 3)                             103             197
                                                  ------------   ------------
EARNINGS BEFORE INCOME TAXES                          3,842           3,103

  Income taxes                                        1,639           1,334
                                                  ------------   ------------
NET EARNINGS                                         $2,203          $1,769
                                                  ------------   ------------
                                                  ------------   ------------
 Weighted average shares outstanding (Note 1)         5,976           5,945

EARNINGS PER SHARE (NOTE 1)                           $0.37           $0.30

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

                    DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARY

                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                        (In Thousands, Except Per Share Data)
                                     (Unaudited)

                                                 Six Months     Six Months
                                                    Ended          Ended
                                                   June 30,       June 30,
                                                     1996           1995
                                                  ----------    ----------

REVENUES (NOTE 1)                                   $25,227        $21,967

EXPENSES
   Employment expenses                               10,453          8,408
   Other operating expenses                           5,185          5,297
   Name usage fees--paid to former parent (Note 2)    1,000          1,000
   Depreciation and amortization (Note 1)             1,008            841
                                                  ----------    ----------
 Total expenses                                      17,646         15,546

OPERATING INCOME                                      7,581          6,421

  Other income                                           97             99
  Interest expense (Note 3)                             228            408
                                                  ----------    ----------

EARNINGS BEFORE INCOME TAXES                          7,450          6,112

  Income taxes                                        3,175          2,630
                                                  ----------    ----------
NET EARNINGS                                         $4,275         $3,482
                                                  ----------    ----------
                                                  ----------    ----------

 Weighted average shares outstanding (Note 1)         5,997          5,950

EARNINGS PER SHARE (NOTE 1)                           $0.71          $0.59

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                    DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS
                                    (in Thousands)


                                                                                        June 30,    December 31,
ASSETS                                                                                   1996          1995
                                                                                     ------------   ------------
                                                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                            $   133       $   233
  Accounts receivable, net of allowance for doubtful
     accounts of $194 and $212, respectively                                             7,307         10,112
  Other assets                                                                             457            516
                                                                                     ------------   ------------
     Total current assets                                                                7,897         10,861

OFFICE FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
     net of accumulated depreciation of $2,731 and $2,249, respectively (Note 1)         4,430          4,013

OTHER ASSETS:
  Intangible assets (Note 1)                                                             2,472          2,624
  Goodwill  (Note 1)                                                                    23,467         23,840
  Other long-term investments                                                              922            621
  Other long-term assets                                                                   174            315
                                                                                     ------------   ------------
TOTAL ASSETS                                                                           $39,362       $42,274
                                                                                     ------------   ------------
                                                                                     ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued compensation and employment taxes                                            $ 2,761       $ 4,518
  Accounts payable                                                                       1,447          1,697
  Accrued income tax                                                                       249          1,362
  Advance service fee billings to clients (Note 1)                                       1,035          1,294
  Other current liabilities                                                                705            384
                                                                                     ------------  ------------
     Total current liabilities                                                           6,197          9,255

 LONG -TERM DEBT (Note 3)                                                                4,500          6,000

OTHER LONG-TERM LIABILITY (Note 4)                                                         950            950

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value: 3,000 shares authorized, zero outstanding                   0              0
  Common stock, no par value; 15,000 shares authorized, 5,459 and 5,541 shares
     issued and outstanding, respectively                                               12,072         14,371
  Retained earnings                                                                     15,643         11,698
                                                                                     ------------  ------------

TOTAL STOCKHOLDERS' EQUITY                                                              27,715         26,069
                                                                                     ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $39,362       $42,274
                                                                                     ------------  ------------
                                                                                     ------------  ------------


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                    DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                     (Unaudited)



                                                                    Six Months    Six Months
                                                                      Ended         Ended
                                                                     June 30,      June 30,
                                                                      1996          1995
                                                                   ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings                                                  $ 4,275        $ 3,482
     Decrease in accounts receivable                                 2,793            169
     Decrease in accrued compensation and employment taxes          (1,757)        (1,697)
     Decrease in advance service fee billings                         (259)        (1,208)
     Depreciation and amortization                                   1,007            840
     Decrease in income taxes payable                                 (525)          (830)
     Decrease in other assets and liabilities - net                    128             71
                                                                   ------------  -----------
 Cash provided by operating activities                               5,662            827
                                                                   ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Increase in other long term investments                          (174)           (60)
     Purchase of office furniture, equipment
         and leasehold improvements-net of retirements                (890)          (697)
                                                                   ------------  -----------
 Cash used in investing activities                                  (1,064)          (757)
                                                                   ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Dividends paid to shareholders                                   (330)          (339)
     Issuances of common stock                                         373             91
     Repurchase of common stock & stock equivalents                 (3,241)          (486)
     Net repayments of long-term debt                               (1,500)          (550)
     Long-term lease payments                                            0             (4)
                                                                   ------------  -----------
Cash used in financing activities                                   (4,698)        (1,288)
                                                                   ------------  -----------

NET CHANGE IN CASH                                                    (100)        (1,218)
                                                                   ------------  -----------

CASH, BEGINNING OF PERIOD                                              233          1,218
                                                                   ------------  -----------

CASH, END OF PERIOD                                                $   133        $     0
                                                                   ------------  -----------
                                                                   ------------  -----------



         The accompanying notes to the consolidated financial statements are an integral part of these statements.

DUFF & PHELPS CREDIT RATING CO. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1   SIGNIFICANT ACCOUNTING POLICIES:

GENERAL

    Duff & Phelps Credit Rating Co. (the "Company") is an internationally recognized credit rating agency which provides ratings and research on corporate, structured and sovereign financings, as well as insurance claims paying ability. The Company has offices in Chicago, New York and London and operates through international partners in Latin America, Asia and Canada. DCR is also a designated rating agency in Japan.

    On October 31, 1994, the spin-off of the Company from its former parent company, Phoenix Duff & Phelps Corporation, formerly Duff & Phelps Corporation ("D&P"), was finalized. The Company's shares, held by D&P, were distributed October 31, 1994, to D&P shareholders as a tax-free distribution. D&P shareholders received one of the Company's shares for every three shares held of D&P. The distribution resulted in the Company operating as a free standing entity whose common stock is publicly traded on the New York Stock Exchange under the ticker symbol "DCR."

BASIS OF PRESENTATION

    The accompanying consolidated financial statements include those assets, liabilities, revenues and expenses directly attributable to the Company's operations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Though actual results could differ from those estimates, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1995.

PRINCIPLES OF CONSOLIDATION

    During July 1994, the Company organized a new U.S. subsidiary, Duff & Phelps Credit Rating Co. of Europe, with an office located in London, England. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Duff & Phelps Credit Rating Co. of Europe. All significant intercompany balances have been eliminated.

DIVIDENDS AND EARNINGS PER SHARE

    Earnings per share were computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents are based on outstanding stock options under a stock option plan.

REVENUE RECOGNITION

    Rating revenues are typically recognized when services rendered for credit ratings are complete, generally when billed. Revenues are dependent, in large part, on levels of debt issuance. The Company's fee schedule depends on the type and amount of securities rated and the complexity of securities issued. Research revenues are billed in advance and amortized over the subscription period.

GOODWILL AND INTANGIBLE ASSETS

    In 1987, an acquisition of the former parent resulted in goodwill and intangible assets allocated to the Company of approximately $5.0 million and $6.0 million, respectively. In 1989, another acquisition of the former parent resulted in a "push-down" of goodwill to the Company of approximately $24.0 million.

    Goodwill and intangible assets are shown net of accumulated amortization. Goodwill is amortized over its estimated remaining life of approximately 32 years, and intangible assets are amortized over remaining lives of 4 through 13 years.

     The Company periodically evaluates whether significant events have occurred which may require a revision of the estimated useful life of goodwill and intangible assets or an impairment of the recoverability of remaining balances. The Company uses an estimate of future net income over the remaining useful life of goodwill and intangible assets to measure recoverability.

DEPRECIATION AND AMORTIZATION

    Office furniture and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated remaining lives of the assets, which, on a composite basis, is 5 years. Leasehold improvements are amortized over the remaining lives of the related leases, which, on a composite basis, is 12 years.

2   RELATED PARTIES:

SERVICE FEES PAID TO D&P

    Support agreements in effect between the Company and D&P include a name use fee of $2 million per year and actual charges for D&P administrative, accounting and other services which are included in the Company's financial results for the periods presented. Effective September 30, 2000, the name use fee reduces to $10 thousand per year.

SERVICE FEES PAID TO THE COMPANY

    The Company and D&P are parties to service and support agreements under which the Company provides D&P with fixed income research services for an annual fee of $0.9 million and publication printing support for a fee which represents actual expenses incurred by the Company on behalf of D&P. Both are included in the Company's financial results for the periods presented. The fixed income research agreement expires on September 30, 2000.

3   LONG-TERM DEBT AND SUPPLEMENTAL CASH FLOWS INFORMATION:

    Long-term debt obligations were $4.5 and $6.0 million, bearing interest of
6.6 and 6.9 percent, for the periods ended June 30, 1996 and December 31, 1995, respectively. The Company's long-term debt obligations were the result of a "push-down" of debt from the Company's former parent, D&P. Cash interest and fees paid were $.1 million for three months ending June 30, 1996 and $.2 million for six months ended June 30, 1996.

    Dividends paid were $.2 million for three months and $.3 million for six months ended June 30, 1996. Repurchases of 149,537 shares and share equivalents amounted to $2.5 million for the three months and 199,616 shares and share equivalents amounted to $3.2 million for the six months ended June 30, 1996.

    Income taxes paid were $2.5 million during the second quarter of 1996 and $3.7 million in the first half of 1996.

4   LITIGATION MATTERS:

    During 1993, several legal actions were filed against the Company in federal court by holders of secured promissory notes ("Notes") of Towers Financial Corporation ("Towers") and holders of bonds ("Bonds") issued by subsidiaries of Towers in five structured financing transactions. Towers collapsed in 1993 amid allegations of massive fraud and is in bankruptcy. The Company had rated the Bonds but had not rated the Notes. It is alleged that $245 million of Notes were sold that are worthless and that $200 million of Bonds were sold that have lost much or all of their value. Directors and officers of Towers, lawyers, accountants, broker-dealers and the indenture trustee for the Bonds were also named as defendants in one or more of the actions. The plaintiffs in the actions contend that the Company and the other defendants are liable for losses the plaintiffs have suffered and for punitive damages. The holders of the Bonds also seek recovery from the Company of treble damages under the Racketeer Influenced and Corrupt Organizations Act. It is asserted that the Company, in its ratings and its monitoring of the transactions after ratings were issued, was either fraudulent or negligent in failing to discover the alleged fraud of Towers and its officers or in taking other action that allegedly induced purchases of the Bonds and the Notes. The Company denies these assertions. The Company's ratings were based upon (and assumed the accuracy of) the information provided to it by Towers and its officers. The Company has taken the position that it cannot be expected to detect fraud or discover variances from the structure of a rated security when the information provided to it demonstrates compliance with that structure. In 1996, the legal actions filed by the holders of the Notes were dismissed by the federal courts. One holder of Notes claiming to represent holders of approximately $17 million of Notes filed a class action against the Company in Illinois state court alleging the state law claims previously asserted in federal court.

    In October 1994, putative class actions were filed in the U.S. District Court for the Northern District of Georgia and in Georgia and New York State Courts on behalf of all persons (the "Plaintiffs") who purchased or renewed life insurance policies, annuities or guaranteed investment contracts (collectively the "Contracts") from or issued by Confederation Life Insurance Company or its subsidiaries ("Confederation") during the period from May 27, 1993, through August 12, 1994. The Company, which had rated the claims paying ability of Confederation, was named a defendant in the action along with two other rating agencies, A.M. Best and Standard & Poor's, Confederation's independent auditor, Ernst & Young, and certain officers and/or directors of Confederation. Confederation has ceased operations and is in liquidation allegedly because of a decline in the amount of its assets, a large percentage of which were real estate investments. The complaint in the action alleges that the Company and the other rating agencies knew or should have known of Confederation's deteriorating financial condition and that by issuing and maintaining their ratings they misrepresented Confederation's financial strength and the value of the Contracts, thereby inducing the Plaintiffs to purchase or renew Contracts. It is alleged that the Company and the other defendants' conduct constituted a violation of Section 10(b) of the Exchange Act, common law fraud and negligent misrepresentation. The complaint seeks compensatory damages in an unspecified amount, punitive damages, costs, attorneys' fees and interest.

    Management intends to vigorously defend these above actions, and at this time, cannot make an assessment with regard to the above litigation's effect on the Company's financial position or results of operations. The Company is involved in other litigation, which in the opinion of management, would not have a material adverse effect on the Company's financial position or results of operations.

5   SUBSEQUENT EVENTS:

    On July 23, 1996, the Company declared a quarterly dividend of $.03 per share payable September 6, 1996, to shareholders of record on August 23, 1996.

    In addition to the 199,616 shares and share equivalents repurchased in the first half of 1996, the Company also repurchased 93,775 shares in July 1996, resulting in total shares and share equivalents repurchased in 1996 of 293,391. On July 29, 1996 the Company announced a third repurchase program for 200,000 of the Company's outstanding common shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH
                           THREE MONTHS ENDED JUNE 30, 1995

    Revenues for the three months ended June 30, 1996, were $13 million, an increase of approximately 18 percent, or $2 million over the $11 million recorded in the corresponding period in 1995. Rating revenues accounted for $2.2 million of the increase and were offset by a decline in other revenues.

    The growth in revenues and earnings was the result of strong performance by both the corporate and structured finance rating businesses which posted 10 percent and 47 percent revenue increases, respectively. Each major segment of the Company's corporate rating business achieved higher revenues due to the addition of new clients and the continuing moderate level of financing activity. The structured finance revenue increase was primarily contributed by the on-going strong performance of the commercial mortgage-backed and asset-backed sectors. The Company's international business, which is incorporated in the corporate and structured revenue comparisons above, also exhibited strong double-digit revenue growth.

    For the quarter ending June 30, 1996, operating expenses were up 17 percent primarily reflecting higher compensation expense and higher travel expense; both reflecting the increase in business.

    Net earnings for the second quarter of 1996 increased 25 percent to $2.2 million, while earnings per share increased 23 percent to $0.37 compared with $0.30 in 1995.


                     SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH
                            SIX MONTHS ENDED JUNE 30, 1995

    Revenues for the six months ended June 30, 1996, were $25.2 million, an increase of 15 percent or $3.2 million over the $22 million recorded in the corresponding period in 1995. Rating revenues accounted for $3.6 million of the increase and were offset by a decline in other revenues of $.4 million.

    Rating revenues were favorably impacted by an 11 percent increase in corporate rating revenues and a 35 percent increase in structured finance rating revenues for the same reasons as described above.

    Operating income for the six months ended June 30, 1996, was $7.6 million, an increase of 18 percent or $1.2 million over the $6.4 million recorded in the first half of 1995. This increase is a result of the revenue increase discussed above, offset by an increase in operating expenses of $2.1 million or approximately 14 percent. Expense increases were primarily related to higher compensation and travel expenses.

    Net earnings for the first half of 1996 increased to $4.3 million from $3.5 million, while earnings per share were $0.71 over last year's $0.59.

LIQUIDITY AND CAPITAL RESOURCES

    Capital expenditures totaled $0.9 million for the first half of 1996 and are anticipated to be approximately $1.5 million for the year ended 1996 and are primarily for leasehold improvements to accommodate the increase in staff, computer equipment and office fixtures, and the purchase of communications equipment.

    Dividends paid totaled $0.3 million in the first half of 1996, and share and share equivalent repurchases of 199,616 during the first half of 1996 amounted to $3.2 million.

    The Company's long-term debt obligations were the result of a "push down" of debt from the Company's former parent. The Company has in place a $10 million, four-year revolving credit agreement. As of June 30, 1996, $4.5 million was outstanding under the facility at a floating rate of approximately
6.6 percent. Commitment fees are accrued on the unused facility at a rate of .5 percent and are paid quarterly. The credit agreement contains certain financial covenants which the Company is currently in compliance with.

    The Company believes that funds provided by operations and amounts available under its credit agreement will provide adequate liquidity for the foreseeable future.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)  On May 5, 1996 an annual meeting of stockholders was held.

    (b) Each of the five nominees for director were elected by a majority of shareholders' votes to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. The directors were Paul
J. McCarthy, Philip T. Maffei, Milton L. Meigs, Jonathan Ingham and Donald J. Herdrich.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report contains forward looking statements that are subject to risks and uncertainties, including but not limited to the following: the Company's performance is highly dependent on corporate debt issuances and structured finance transactions, which may decrease for a variety of reasons including changes in interest rates and adverse economic conditions; the Company's performance is affected by the demand for and the market acceptance of the Company's services; and the Company's performance may be impacted by changes in the performance of the financial markets and general economic conditions. Accordingly, actual results may differ materially from those set forth in the forward looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

                        SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        Duff & Phelps Credit Rating Co.




August 1, 1996          /s/ MARIE C. BECKER
                        ----------------------------------------------------
                        Marie C. Becker, Chief Accounting Officer/Controller