Form 10-Q
period 1996-09-30
DUFF & PHELPS CREDIT RATING CO
filed 1996-11-07
CIK 928599

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549




                                    FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                         COMMISSION FILE NUMBER 1-13286
                                 ______________



                         DUFF & PHELPS CREDIT RATING CO.
             (Exact name of Registrant as specified in its Charter)




               ILLINOIS                                36-3569514
     (State of Incorporation)                       (I.R.S. Employer
                                                   Identification No.)


55 EAST MONROE STREET, CHICAGO, ILLINOIS 60603         (312)368-3100
  (Address of principal executive offices)   (Registrant's telephone number)




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes  X   No.
                                                       --     --


  On October 31, 1996, the registrant had 5,276,873 shares of common stock outstanding.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                        Quarter Ended September 30, 1996

                                      Index



PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


          Consolidated Condensed Statements of Income -                    1
                 Three Months Ended September 30, 1996 and
                 Three Months Ended September 30, 1995

          Consolidated Condensed Statements of Income -                    2
                 Nine Months Ended September 30, 1996 and
                 Nine Months Ended September 30, 1995

          Consolidated Balance Sheets -                                    3
                 September 30, 1996 and December 31, 1995

          Consolidated Statements of Cash Flows -                          4
                 Nine Months Ended September 30, 1996 and
                 Nine Months Ended September 30, 1995

          Notes to the Consolidated Financial Statements                   5-7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                          8-9
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS



                DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                      (Unaudited)

                                                              Three Months        Three Months
                                                                  Ended               Ended
                                                              September 30,       September 30,
                                                                   1996                1995
                                                              -------------       -------------
REVENUES (NOTE 1)                                                   $12,184             $10,172

EXPENSES
 Employment expense                                                   5,020               4,220
 Other operating expenses                                             2,609               1,834
 Name usage fees--paid to former parent (Note 2)                        500                 500
 Depreciation and amortization (Note 1)                                 505                 467
                                                              -------------       -------------
Total expenses                                                        8,634               7,021

OPERATING INCOME                                                      3,550               3,151

 Other income                                                           125                  24
 Interest expense (Note 3)                                               89                 157
                                                              -------------       -------------

EARNINGS BEFORE INCOME TAXES                                          3,586               3,018

 Income taxes                                                         1,524               1,300
                                                              -------------       -------------

NET EARNINGS                                                         $2,062              $1,718
                                                              -------------       -------------
                                                              -------------       -------------


 Weighted average shares outstanding (Note 1)                         5,822               5,960

EARNINGS PER SHARE (NOTE 1)                                           $0.35               $0.29


       The accompanying notes to the consolidated financial statements are an integral part of these statements.

                DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                               Nine Months         Nine Months
                                                                  Ended               Ended
                                                              September 30,       September 30,
                                                                  1996                1995
                                                              -------------       -------------
REVENUES (NOTE 1)                                                   $37,412             $32,139

EXPENSES
 Employment expense                                                  15,473              12,627
 Other operating expenses                                             7,796               7,132
 Name usage fees--paid to former parent (Note 2)                      1,500               1,500
 Depreciation and amortization (Note 1)                               1,513               1,308
                                                              -------------       -------------
Total expenses                                                       26,282              22,567

OPERATING INCOME                                                     11,130               9,572

 Other income                                                           222                 123
 Interest expense (Note 3)                                              316                 566
                                                              -------------       -------------

EARNINGS BEFORE INCOME TAXES                                         11,036               9,129

 Income taxes                                                         4,699               3,930
                                                              -------------       -------------

NET EARNINGS                                                         $6,337              $5,199
                                                              -------------       -------------
                                                              -------------       -------------

 Weighted average shares outstanding (Note 1)                         5,875               6,008

EARNINGS PER SHARE (NOTE 1)                                           $1.08               $0.87


       The accompanying notes to the consolidated financial statements are an integral part of these statements.

                DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                              September 30,        December 31,
ASSETS                                                            1996                1995
                                                              -------------        ------------
                                                               (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                            $  23              $  233
 Accounts receivable, net of allowance for doubtful
  accounts of $195 and $212, respectively                             8,169              10,099
 Other assets                                                           574                 529
                                                              -------------        ------------
  Total current assets                                                8,766              10,861

OFFICE FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
 net of accumulated depreciation of $2,974 and $2,249,
  respectively (Note 1)                                               4,519               4,013

OTHER ASSETS:
 Intangible assets (Note 1)                                           2,395               2,624
 Goodwill  (Note 1)                                                  23,280              23,840
 Other long-term investments                                          1,046                 621
 Other long-term assets                                                 167                 315
                                                              -------------        ------------

TOTAL ASSETS                                                        $40,173             $42,274
                                                              -------------        ------------
                                                              -------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accrued compensation and employment taxes                         $  3,456            $  4,518
 Accounts payable                                                     1,763               1,697
 Accrued income tax                                                     418               1,362
 Advance service fee billings to clients (Note 1)                       975               1,294
 Other current liabilities                                              751                 384
                                                              -------------        ------------
  Total current liabilities                                           7,363               9,255

LONG -TERM DEBT (Note 3)                                              4,500               6,000

OTHER LONG-TERM LIABILITY (Note 4)                                      850                 950

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 3,000 shares authorized,
  zero outstanding                                                        0                   0
 Common stock, no par value; 15,000 shares authorized,
  5,367 and 5,541 shares issued and outstanding, respectively         9,916              14,371
 Retained earnings                                                   17,544              11,698
                                                              -------------        ------------

TOTAL STOCKHOLDERS' EQUITY                                           27,460              26,069
                                                              -------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $40,173             $42,274
                                                              -------------        ------------
                                                              -------------        ------------


       The accompanying notes to the consolidated financial statements are an integral part of these statements.

                DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                              Nine Months         Nine Months
                                                                 Ended               Ended
                                                              September 30,       September 30,
                                                                  1996                1995
                                                              -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                                     $  6,337            $  5,199
  Decrease in accounts receivable                                     1,930               2,316
  Decrease in accrued compensation and employment taxes              (1,062)             (1,138)
  Decrease in advance service fee billings                             (319)             (1,336)
  Depreciation and amortization                                       1,513               1,308
  Decrease in accrued income taxes payable                             (128)               (756)
  Decrease (Increase) in other assets and liabilities - net             311                (221)
                                                              -------------       -------------
 Cash provided by operating activities                                8,582               5,372
                                                              -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Increase in other long term investments                              (318)                (84)
  Purchase of office furniture, equipment
    and leasehold improvements-net of retirements                    (1,231)               (964)
                                                              -------------       -------------
 Cash used in investing activities                                   (1,549)             (1,048)
                                                              -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Dividends paid to shareholders                                       (492)               (507)
  Issuances of common stock                                             994                 279
  Repurchases of common stock & common stock equivalents             (6,245)             (1,329)
  Net repayments of long-term debt                                   (1,500)             (3,500)
  Long-term lease payments                                                0                  (4)
                                                              -------------       -------------
Cash used in financing activities                                    (7,243)             (5,061)
                                                              -------------       -------------

NET CHANGE IN CASH                                                     (210)               (737)
                                                              -------------       -------------

CASH, BEGINNING OF PERIOD                                               233               1,218
                                                              -------------       -------------

CASH, END OF PERIOD                                                   $  23              $  481
                                                              -------------       -------------
                                                              -------------       -------------


       The accompanying notes to the consolidated financial statements are an integral part of these statements.

DUFF & PHELPS CREDIT RATING CO. & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1      SIGNIFICANT ACCOUNTING POLICIES:

GENERAL

       Duff & Phelps Credit Rating Co. (the "Company") is an internationally recognized credit rating agency which provides ratings and research on corporate, structured and sovereign financings, as well as insurance claims paying ability. The Company has offices in Chicago, New York, London and Hong Kong and operates through international partners in Latin America, Asia and Canada. The Company is also a designated rating agency in Japan.

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

PRINCIPLES OF CONSOLIDATION

       During July 1994, the Company organized a new U.S. subsidiary, Duff & Phelps Credit Rating Co. of Europe, with an office located in London, England. In July 1996, the Company organized a new U.S. subsidiary, Duff & Phelps Credit Rating Co. of Asia, with an office in Hong Kong. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Duff & Phelps Credit Rating Co. of Europe and Duff & Phelps Credit Rating Co. of Asia. All significant intercompany balances have been eliminated.

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

2      RELATED PARTIES:

SERVICE FEES PAID TO D&P

       Support agreements in effect between the Company and D&P include a name use fee of $2 million per year and actual charges for other administrative services which are included in the Company's financial results for the periods presented. Effective September 30, 2000, the name use fee reduces to $10 thousand per year.

SERVICE FEES PAID TO THE COMPANY

       The Company and D&P are parties to service and support agreements under which the Company provides D&P with fixed income research services for an annual fee of $0.9 million and other administrative services for a fee which represents actual expenses incurred by the Company on behalf of D&P. Both are included in the Company's financial results for the periods presented. The fixed income research agreement expires on September 30, 2000.

3      LONG-TERM DEBT AND SUPPLEMENTAL CASH FLOWS INFORMATION:

       Long-term debt obligations were $4.5 and $6.0 million, bearing interest of 6.6 and 6.9 percent, for the periods ended September 30, 1996 and December 31, 1995, respectively. The Company's long-term debt obligations were the result of a "push-down" of debt from the Company's former parent, D&P. Cash interest and fees paid were $.1 million for three months ended September 30, 1996 and $.3 million for nine months ended September 30, 1996.

       Dividends paid were $.2 million for three months and $.5 million for nine months ended September 30, 1996. Repurchases of 148,781 shares and share equivalents amounted to $3.0 million for the three months and 348,397 shares and share equivalents amounted to $6.2 million for the months ended September 30, 1996.

       Income taxes paid were $1.1 million during the third quarter of 1996 and $4.8 million in the nine months of 1996.

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

5      SUBSEQUENT EVENTS:

       On November 7, 1996, the Company declared a quarterly dividend of $.03 per share payable December 6, 1996, to shareholders of record on November 22, 1996.

       In addition to the 348,397 shares and share equivalents repurchased in the nine months of 1996, the Company also repurchased 91,562 shares in October 1996, resulting in total shares and share equivalents repurchased in 1996 of 439,959.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

               THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH
                      THREE MONTHS ENDED SEPTEMBER 30, 1995

       Revenues for the three months ended September 30, 1996, were $12.2 million, an increase of approximately 20 percent, or $2 million over the $10.2 million recorded in the corresponding period in 1995. Rating revenues accounted for $2.2 million of the increase and were offset by a decline in other revenues of $.2 million.

       The substantial growth in third quarter revenues and earnings was the result of strong performance by both the corporate and structured finance rating businesses, which posted 11 percent and 56 percent revenue increases, respectively. The increase in structured finance rating revenues was led by the commercial real estate rating group. During 1995, commercial real estate rating revenues lagged during the first three quarters and were highly concentrated in the fourth quarter. During 1996, commercial real estate rating revenues have been more evenly distributed over the first three quarters of the year.

       For the quarter ending September 30, 1996, operating expenses were up 23 percent due to higher compensation expense and higher travel expense both reflecting the increase in business and partially due to the opening of the Hong Kong office.

       Net earnings for the third quarter of 1996 increased 21 percent to $2.1 million, while earnings per share were $0.35 compared with $0.29 in 1995.


               NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1995

       Revenues for the nine months ended September 30, 1996, were $37.4 million, an increase of 16 percent or $5.3 million over the $32.1 million recorded in the corresponding period in 1995. Rating revenues accounted for $5.9 million of the increase and were offset by a decline in other revenues of $.6 million.

       Rating revenues were favorably impacted by an 11 percent increase in corporate rating revenues and a 41 percent increase in structured finance rating revenues for the same reasons as described above.

       Operating income for the nine months ended September 30, 1996, was $11.1 million, an increase of 16 percent or $1.5 million over the $9.6 million recorded in the first nine months of 1995. This increase is a result of the revenue increase discussed above, offset by an increase in operating expenses of $3.7 million or approximately 16 percent. Expense increases were primarily related to higher compensation and higher travel expenses.

       Net earnings for the nine months of 1996 increased to $6.3 million from $5.2 million, while earnings per share were $1.08 over last year's $0.87.

LIQUIDITY AND CAPITAL RESOURCES

       Capital expenditures totaled $1.2 million for the nine months of 1996 and are anticipated to be approximately $1.5 million for the year ended 1996 and are primarily for leasehold improvements to accommodate the increase in staff and offices, computer equipment office fixtures, and the purchase of communications equipment.

       Dividends paid totaled $0.5 million in the nine months of 1996; share and share equivalent repurchases of 348,397 during the nine months of 1996 amounted to $6.2 million.

       The Company's long-term debt obligations were the result of a "push down" of debt from the Company's former parent. The Company has in place a $10 million, four-year revolving credit agreement. As of September 30, 1996, $4.5 million was outstanding under the facility at a floating rate of approximately
6.6 percent. Commitment fees are accrued on the unused facility at a rate of .38 percent and are paid quarterly. The credit agreement contains certain financial covenants which the Company is currently in compliance with.

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




                         Duff & Phelps Credit Rating Co.




November 7, 1996
                         Marie C. Becker
                         --------------------------------
                         Marie C. Becker, Chief Accounting Officer/Controller