Form 10-K405
period 1996-12-31
DUFF & PHELPS CREDIT RATING CO
filed 1997-03-27
CIK 928599

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
               /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                  TO
                         COMMISSION FILE NUMBER 1-13286
                            ------------------------

                        DUFF & PHELPS CREDIT RATING CO.
             (Exact name of registrant as specified in its charter)

                  ILLINOIS                                     36-3569514
      (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

           55 EAST MONROE STREET                                 60603
             CHICAGO, ILLINOIS                                 (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (312) 368-3100
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

               TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH
--------------------------------------------------                 REGISTERED
                                                    ----------------------------------------
         COMMON STOCK, WITHOUT PAR VALUE                    NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1997, computed by reference to the last reported price at which the stock was sold on such date, was $127,244,843.

    The number of shares outstanding of the registrant's common stock, without par value, as of March 21, 1997 was 5,084,416.

     PORTIONS OF THE FOLLOWING DOCUMENTS           PART OF THIS FORM 10-K INTO WHICH THE
 ARE INCORPORATED BY REFERENCE INTO THIS FORM                     DOCUMENT
                    10-K:                              IS INCORPORATED BY REFERENCE:

       Duff & Phelps Credit Rating Co.                            Part III
     Proxy Statement dated March 28, 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Duff & Phelps Credit Rating Co. ("Credit Rating" or the "Company") is a nationally recognized credit rating agency. Credit Rating was incorporated in Illinois in 1987 as a wholly-owned subsidiary of Duff & Phelps Corporation, at which time Duff & Phelps Corporation contributed substantially all of the assets and liabilities of its credit rating business to Credit Rating. On October 31, 1994, Duff & Phelps Corporation distributed to its stockholders all of the outstanding shares of common stock of Credit Rating. The dividend of one share of common stock of Credit Rating for each three shares of Duff & Phelps Corporation common stock was distributed to the stockholders of Duff & Phelps Corporation of record as of October 26, 1994. As a result of the distribution, Credit Rating owns and operates the credit rating business as an independent public company.

PRODUCTS AND SERVICES

    Credit Rating predominantly issues credit ratings on domestic and international corporate bonds, preferred stocks, commercial paper, certificates of deposit, structured financings and insurance company claims paying ability. Credit Rating does not issue a significant volume of credit ratings on municipal securities. Credit ratings typically are issued for a fee paid by the issuer, and are published for access by investors, issuers, investment bankers, traders and the general public. Credit ratings concern only credit quality and are not recommendations to either buy or sell rated securities, certificates of deposit or insurance policies.

    Credit ratings are issued in response to requests from issuers or investment bankers. Requested ratings are for corporate short and long-term fixed obligations and structured finance programs, including securitizations of receivables such as auto loans and credit cards, pools of residential real estate loans and pools of commercial real estate loans, as well as single project financings. In addition, claims paying ability ratings are issued for life, property/casualty, financial guaranty and title insurance companies.

    Credit Rating's professional staff analyzes the factors which determine an issuer's credit quality and summarizes the basis for ratings. Credit ratings are assigned and reviewed by a Credit Rating Committee composed of senior Credit Rating officers and managers. Ratings are monitored and reviewed at appropriate intervals depending on the type of rating. A watch list is utilized to alert clients to ratings that are under review for potential rating changes. New ratings, the watch list, and changes to existing ratings are primarily communicated through news releases to financial news services, the print media, and through Credit Rating's research publications.

    Credit Rating's research services include published reports concerning new issues, detailed and summary reports on issuers, rating guides, comparative statistical guides, and industry research. In addition, Credit Rating's research is delivered to users electronically. Credit Rating is committed to a strong research service as evidenced by a policy of hiring analysts with excellent educational backgrounds, including many with prior employment experience in the respective industries they follow. Credit Rating's research service is widely distributed to domestic and international institutional investors including most of the largest United States mutual funds, banks, trust companies, public and private pension advisors and life and property/casualty insurance companies, as well as investment banks. Credit Rating management believes that its policy of allowing research subscribers direct access to credit analysts is attractive to current and prospective subscribers.

REVENUES

    Revenue is derived from fees for ratings in connection with debt issuance, annual surveillance of outstanding rated securities, and research subscriptions. Although revenue is sensitive to the level of debt issuance, fees from annual surveillance and research subscriptions tend to stabilize the revenue base. Credit Rating's fee schedule depends upon the type and amount of securities issued, the type of company or issue rated, the complexity of the transaction, and the types of services subscribed to for research publications. Over the past five years, revenues increased from $18.3 million in 1991 to $53.1 million in 1996, a compound annual growth rate of approximately 24 percent. This performance reflects a number of factors: increased market penetration by Credit Rating in the traditional corporate rating business, expansion of Credit Rating's structured finance business into new rating sectors, the expansion of international rating activities and the January 1994 transfer of the fixed income research business from Credit Rating's former parent. No single client represented more than 2.5 percent of Credit Rating's revenues in 1996.

    Revenues for the year ended December 31, 1996, were $53.1 million, an increase of 15 percent or $7.1 million, over the $46.0 million recorded in 1995. Corporate rating fees rose 13 percent or $3.2 million while structured finance rating fees increased 29 percent or $4.6 million. Rating revenue increases were partially offset by a decline in fixed income research revenues of $0.7 million.

    Revenues for the year ended December 31, 1995, were $46.0 million, an increase of 14 percent or $5.6 million, over the $40.4 million recorded in 1994. Corporate rating fees rose $5.8 million while structured finance rating fees increased $0.4 million. Rating revenue increases were partially offset by a decline in fixed income research revenues of $0.6 million.

MARKETING

    Credit Rating's marketing staff introduces the rating service to prospective clients, and markets Credit Rating's research services to institutional investors, investment bankers, and other key users of credit ratings. Management of Credit Rating believes that the breadth of its research client base has led issuers to recognize the value of its rating services to purchasers of securities rated by Credit Rating. Credit Rating provides a comprehensive service that includes publicity for the ratings and rating rationale for each issuer. Credit Rating also conducts seminars and publishes timely articles related to securities analysis.

COMPETITION

    Credit Rating competes primarily with five other nationally recognized credit rating agencies. Moody's Investors Service, Inc. and Standard & Poor's dominate the market and are much larger than Credit Rating. Since multiple agencies are increasingly used for ratings in the domestic and international markets, Credit Rating management believes that significant growth opportunities exist in the credit ratings market. In addition, more international issuers now have the ability to access the capital markets of the United States for financing than in the past. Further, Credit Rating penetrates the international market through strategic joint ventures and its London and Hong Kong offices.

    Structured finance ratings are transaction specific, and while growth of related rating revenue has been substantial, there remains the potential for further growth reflecting continued development of the structured finance markets. As part of its marketing efforts, Credit Rating attempts to identify new product areas or financial services not fully covered by other rating agencies. This strategy has allowed Credit Rating to gain significant market penetration in rating domestic and international structured real estate financings. Moreover, the London and Hong Kong offices primarily reflect perceived opportunities for Credit Rating to continue to penetrate the structured finance rating market and to pursue rating opportunities in the corporate market in Europe and in Asia.

    While precise statistics are not available on industry revenues as each of Credit Rating's competitors are privately owned or are part of larger corporations, Credit Rating estimates its comparable 1996 revenues to be equal to approximately 15 percent of the revenues of its largest competitor. Credit Rating's market penetration in the United States, however, is believed to vary significantly depending on market sector. For example, Credit Rating has an inconsequential share of the municipal and mutual fund rating market as historically it has not actively competed in this segment. However, Credit Rating believes its share of the rating business for insurance company claims paying ability, structured financing, and certain segments of the corporate market is much more meaningful. Specifically, in the United States market, Credit Rating has issued claims paying ability ratings on 82 percent of the 100 largest life insurance companies. Credit Rating rates approximately 70 percent of the companies comprising the investor-owned electric utility industry and 75 percent of the largest telephone companies. Of banks and finance companies, Credit Rating rates 80 percent and 66 percent, respectively, of the 50 largest companies. Credit Rating also rates 47 percent of Fortune 100 industrial companies.

    Credit Rating believes that significant growth opportunities continue to exist for the following reasons: (1) generally low market penetration; (2) the growing use of multiple agencies for ratings; (3) the increasing number of new financial instruments which require ratings; and (4) the growth of international financial markets. Moreover, as part of its strategy to grow, Credit Rating has established joint ventures with partners in certain North and South American and Asian countries and South Africa (see "-- International") and has offices in London and Hong Kong.

INTERNATIONAL

    Credit Rating has entered into joint venture agreements with credit rating agencies in Argentina, Brazil, Canada, Chile, Colombia, India, Mexico, Peru, South Africa and Venezuela as of December 31, 1996 and is pursuing joint venture relationships in several Asian and European countries. Additionally, Credit Rating maintains its designation as a rating agency in Japan, which was granted in October 1992 by the Minister of Finance of Japan.

    In July 1994, Credit Rating organized Duff & Phelps Credit Rating Co. of Europe, a U.S. wholly-owned subsidiary with an office in London, to enter the market for rating structured financings and to provide other rating services in the United Kingdom and throughout Europe.

    In July 1996, Credit Rating organized Duff & Phelps Credit Rating Co. of Asia, a U.S. wholly-owned subsidiary with an office in Hong Kong, to enter the market for rating structured financings and to provide other rating services in Hong Kong and throughout Asia.

EMPLOYEES

    As of December 31, 1996, Credit Rating employed approximately 240 persons. Credit Rating considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS OF CREDIT RATING

    The executive officers of Credit Rating are as follows:

                 NAME                       AGE                                    POSITION
--------------------------------------      ---      --------------------------------------------------------------------
Paul J. McCarthy......................          58   Chairman of the Board, Chief Executive Officer, Chief Financial
                                                     Officer and Director

Philip T. Maffei......................          53   President, Chief Operating Officer and Director

Ernest T. Elsner......................          56   Executive Vice President and General Counsel

Peter J. Stahl........................          47   Executive Vice President

Larry A. Brossman.....................          63   Executive Vice President

    The executive officers of Credit Rating are elected annually and serve at the discretion of the Board of Directors of Credit Rating.

    Mr. McCarthy has been Chairman of the Board of Credit Rating since December 1995 and Chief Executive Officer and a Director of Credit Rating since February 1991. He has also been Chief Financial Officer of Credit Rating since November 1994. Mr. McCarthy was also President of Credit Rating from February 1991 to December 1995. Mr. McCarthy was also an Executive Vice President and a Director of Duff & Phelps Corporation from January 1992 to November 1994 and an Executive Vice President and a Director of Duff & Phelps Inc. from February 1991 until its dissolution in November 1992. From May 1975 to February 1991, he served as President, Chief Executive Officer and a Director of McCarthy, Crisanti & Maffei, Inc., the investment research operations of which were acquired by Duff & Phelps Corporation in February 1991.

    Mr. Maffei has been President of Credit Rating since December 1995, Chief Operating Officer of Credit Rating since October 1994 and a Director of Credit Rating since February 1991. From February 1991 to December 1995, Mr. Maffei was an Executive Vice President of Credit Rating. From May 1975 to February 1991, he served as an Executive Vice President, Treasurer and a Director of McCarthy, Crisanti and Maffei, Inc., the investment research operations of which were acquired by Duff & Phelps Corporation in February 1991.

    Mr. Elsner has been General Counsel of Credit Rating since July 1995 and an Executive Vice President of Credit Rating since February 1991. Mr. Elsner was a Senior Vice President of Credit Rating from January 1986 to January 1991.

    Mr. Stahl has been an Executive Vice President of Credit Rating since July 1994. From January 1992 to July 1994, Mr. Stahl was a Senior Vice President of Credit Rating. From February 1991 to January 1992, Mr. Stahl was a Group Vice President of Credit Rating. From March 1986 to February 1991, Mr. Stahl was Vice President of Marketing of McCarthy, Crisanti & Maffei, Inc., the investment research operations of which were acquired by Duff & Phelps Corporation in February 1991.

    Mr. Brossman has been an Executive Vice President of Credit Rating since May 1996. Mr. Brossman was a Senior Vice President of Credit Rating from January 1993 to May 1996, a Group Vice President of Credit Rating from January 1992 to January 1993 and a Vice President of Credit Rating from March 1988 to January 1992.

ITEM 2.  PROPERTIES.

    Credit Rating, which is headquartered in Chicago, conducts its operations through offices located in Chicago, Illinois, New York, New York, London, England and Hong Kong, in which locations it leases a total of approximately 72,000 square feet of office space.

ITEM 3.  LEGAL PROCEEDINGS.

    During 1993, several legal actions were filed against Credit Rating in the U.S. District Court for the Southern District of New York by holders of secured promissory notes ("Notes") of Towers Financial Corporation ("Towers") and holders of bonds ("Bonds") issued by subsidiaries of Towers in five structured financing transactions. Towers collapsed in 1993 amid allegations of massive fraud and is in bankruptcy. Credit Rating had rated the Bonds but had not rated the Notes. It is alleged that $245 million of Notes were sold that are worthless and that $200 million of Bonds were sold that have lost much or all of their value. Directors and officers of Towers, lawyers, accountants, broker-dealers and the indenture trustee for the Bonds were also named as defendants in one or more of the actions. The plaintiffs in the actions contend that Credit Rating and the other defendants are liable for losses the plaintiffs have suffered and for punitive damages. The holders of the Bonds also sought recovery from Credit Rating of treble damages under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). It is asserted that Credit Rating, in its ratings and its monitoring of the transactions after ratings were issued, was either fraudulent or negligent in failing to discover the alleged fraud of Towers and its officers or in taking other action that allegedly induced purchases of the Bonds and the Notes. Credit Rating denies these assertions. Credit

Rating's ratings were based upon (and assumed the accuracy of) the information provided to it by Towers and its officers. Credit Rating has taken the position that it cannot be expected to detect fraud or discover variances from the structure of a rated security when the information provided to it demonstrates compliance with that structure. In 1996, the legal actions filed by the holders of the Notes were dismissed by the federal courts and the RICO claim of the holders of the Bonds was dismissed. One holder of Notes claiming to represent holders of approximately $17 million of Notes filed a class action against Credit Rating in the Circuit Court of Cook County, Illinois alleging the state law claims previously asserted in federal court. Management intends to vigorously defend these actions, and at this time, cannot make an assessment with regard to such litigation's effect on Credit Rating's financial position or results of operations.

    In October 1994, putative class actions were filed in the U.S. District Court for the Northern District of Georgia and in Georgia and New York State Courts on behalf of all persons (the "Plaintiffs") who purchased or renewed life insurance policies, annuities or guaranteed investment contracts (collectively the "Contracts") from or issued by Confederation Life Insurance Company or its subsidiaries ("Confederation") during the period from May 27, 1993, through August 12, 1994. Credit Rating, which had rated the claims paying ability of Confederation, was named a defendant in the action along with two other rating agencies, A.M. Best and Standard & Poor's, Confederation's independent auditor, Ernst & Young, and certain officers and/or directors of Confederation. Confederation ceased operations and was in liquidation allegedly because of a decline in the amount of its assets, a large percentage of which were real estate investments. The complaint in the action alleged that Credit Rating and the other rating agencies knew or should have known of Confederation's deteriorating financial condition and that by issuing and maintaining their ratings they misrepresented Confederation's financial strength and the value of the Contracts, thereby inducing the Plaintiffs to purchase or renew Contracts. It was alleged that Credit Rating and the other defendants' conduct constituted a violation of Section 10(b) of the Securities Exchange Act of 1934, common law fraud and negligent misrepresentation. The complaint sought compensatory damages in an unspecified amount, punitive damages, costs, attorneys' fees and interest. In October and November 1996, the Plaintiffs dismissed without prejudice their claims against the Company in all three cases. In addition, the three parties that originally filed the claims have released the Company from the claims brought in these cases.

    Credit Rating is involved in other litigation, which in the opinion of management, would not have a material adverse effect on Credit Rating's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

    The Company's common stock has traded on the New York Stock Exchange ("NYSE") under the ticker symbol "DCR" since October 24, 1994. The following table sets forth the high and low sales prices per share for the common stock traded on the NYSE for the periods indicated:

              1996                   HIGH        LOW                   1995                   HIGH        LOW
---------------------------------  ---------  ---------  ---------------------------------  ---------  ---------
Fourth Quarter...................  $  24.125  $  21.875  Fourth Quarter ..................  $   16.00  $  14.375
Third Quarter....................     22.375     19.125  Third Quarter ...................      15.75      12.75
Second Quarter...................      21.25     16.125  Second Quarter ..................      13.25     11.875
First Quarter....................      16.00      14.00  First Quarter ...................      12.75      8.625

    As of February 24, 1997, there were approximately 124 holders of record of the Company's common stock.

DIVIDEND POLICY

    During 1996 and 1995, the Company paid a regular quarterly dividend of $0.03 per share. The Company intends to continue to pay quarterly cash dividends; however, future cash dividends will depend on the financial condition, capital requirements and earnings of the Company. Additionally, the Company's bank credit agreement contains provisions which may limit the aggregate dividends that the Company may pay on its common stock.

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected financial data of the Company should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations

                   FOR THE YEARS ENDED DECEMBER 31,                        1996       1995       1994       1993       1992
-----------------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
(IN MILLIONS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues...............................................................  $    53.1  $    46.0  $    40.4  $    32.6  $    24.7
Operating expense......................................................       35.4       30.1       26.4       18.9       14.2
Income from operations before fees paid to former parent...............       17.7       15.9       14.0       13.7       10.5
Name use fee paid to former parent.....................................        2.0        2.0        2.0        2.0        2.0
Intercompany charges paid to former parent.............................          0          0          0       10.8        5.6
Operating income.......................................................       15.7       13.9       12.0        0.9        2.9
Interest expense and other.............................................        0.1        0.5        0.6        0.4        2.5
Earnings before income tax.............................................       15.6       13.4       11.4        0.5        0.4
Income tax expense.....................................................        6.6        5.8        4.9        0.5        0.4
Net earnings...........................................................  $     9.0  $     7.6  $     6.5  $       0  $       0

PER COMMON SHARE DATA:
Earnings per common share for the years ended December 31, 1996, 1995 and 1994, and pro forma earnings per share for the years ended
  December 31, 1993 and 1992...........................................  $    1.54  $    1.28  $    1.12  $    1.10  $    0.59
Cash dividends paid per common share...................................  $    0.12  $    0.12  $    0.03  $       0  $       0

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital -- exclusive of intercompany receivable/ payable to
  former parent in 1993 and 1992.......................................  $     0.1  $     1.6  $     0.3  $     1.7  $     0.8
Goodwill...............................................................       23.1       23.8       24.6       25.3       26.0
Total assets...........................................................       42.1       42.3       41.0       36.1       35.0
Total long-term debt...................................................        5.5        6.0       10.0       15.0        4.3
Stockholders' equity...................................................  $    25.1  $    26.1  $    20.8  $    16.0  $    16.4

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                        CONDENSED FINANCIAL INFORMATION
                      (in millions, except per share data)

                                                                                            FOR THE YEARS ENDED DECEMBER
                                                                                                         31,
                                                                                           -------------------------------
                                                                                             1996       1995       1994
                                                                                           ---------  ---------  ---------
Revenues.................................................................................  $    53.1  $    46.0  $    40.4
Operating expenses.......................................................................       35.4       30.1       26.4
Name use fees paid to former parent......................................................        2.0        2.0        2.0

Operating income.........................................................................       15.7       13.9       12.0

Interest expense.........................................................................        0.4        0.7        0.7
Other income.............................................................................        0.3        0.2        0.1

Earnings before taxes....................................................................       15.6       13.4       11.4
Income taxes.............................................................................        6.6        5.8        4.9

Net earnings.............................................................................  $     9.0  $     7.6  $     6.5

Weighted average shares..................................................................        5.8        5.9        5.8

Earnings per share.......................................................................  $    1.54  $    1.28  $    1.12

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996, COMPARED WITH YEAR ENDED DECEMBER 31, 1995

    Revenues for the year ended December 31, 1996, were $53.1 million, an increase of 15 percent or $7.1 million, over the $46.0 million recorded in 1995. Corporate rating revenues rose $3.2 million while structured finance rating revenues increased $4.6 million. Rating revenue increases were partially offset by a decline in fixed income research revenues of $0.7 million.

    Corporate rating revenues, which increased 13 percent or $3.2 million over 1995, include improved performance by all sectors of the corporate rating business and were driven by a strong increase in new client fees. Structured finance rating fees increased 29 percent over the prior year led by the strong performances of the asset-backed and commercial real estate sectors. International rating fees which are included in the above comparisons significantly contributed to the overall growth.

    Operating income for the year ended December 31, 1996, was $15.7 million, an increase of $1.8 million, or 13 percent, over the $13.9 million recorded in 1995. This increase reflects the revenue increases discussed above, offset by an increase in employment expense of $3.7 million and an increase in operating expenses of $1.6 million. Expense increases can be attributed to the growth in both domestic and international business, which necessitated an increase in the number of employees, additional travel expenses, office expansions and an office addition in Hong Kong.

    Interest expense decreased $0.3 million in 1996 due to the reduction in the average debt balance and interest rate. Other income increased approximately $0.1 million as a result of dividends received from the Company's international partnerships. Income tax expense increased proportionately with income.

    Net income totaled $9.0 million in 1996, a $1.4 million or 18 percent increase over 1995. Weighted average shares outstanding decreased 2 percent due to the Company's stock repurchases of 573,391 common shares and equivalents. Earnings per share increased 20 percent to $1.54 in 1996 compared with $1.28 in 1995.

YEAR ENDED DECEMBER 31, 1995, COMPARED WITH YEAR ENDED DECEMBER 31, 1994

    Revenues for the year ended December 31, 1995, were $46.0 million, an increase of 14 percent or $5.6 million, over the $40.4 million recorded in 1994. Corporate rating revenues rose $5.8 million while structured finance rating revenues increased $0.4 million. Rating revenue increases were partially offset by a decline in fixed income research revenues of $0.6 million.

    Corporate rating revenues, which increased 30 percent or $5.8 million over 1994, were driven by a strong increase in renewal revenue of $3.5 million, while new issue revenues contributed $2.0 million to the increase, and new client revenues added $0.3 million. Structured finance rating revenues increased 2 percent over the prior year and were adversely impacted by a more than 70 percent market decline in residential mortgage backed securities new issue volume.

    Operating income for the year ended December 31, 1995, was $13.9 million, an increase of $1.9 million or 16 percent, over the $12.0 million recorded in 1994. This increase reflects the revenue increases discussed above, offset by an increase in employment expense of $2.7 million and an increase in operating expenses of $0.9 million. The increase in employee compensation was the result of increased incentive compensation based on the 1995 operating results, additional staff needed to support the rating business growth, and staff added to eliminate a substantial portion of the support services provided by the former parent for which costs are accounted for in operating expenses. Operating expense increases were largely due to an increase in travel expense to service the additional business and expenses associated with the Company being an independent public corporation.

    Interest expense decreased 4 percent in 1995 due to the reduction in the debt balance. Other income increased approximately $0.1 million as a result of dividends received from the Company's international partnerships. Income tax expense increased proportionately with income.

    Net income totaled $7.6 million in 1995, a $1.2 million or 18 percent increase over 1994. Despite the Company's common stock repurchases of 155,333 common shares, weighted average shares outstanding increased 3 percent due to the dilutive effect of common stock equivalents which are weighted based on the Company's stock price. Earnings per share increased 14 percent to $1.28 in 1995 compared with $1.12 in 1994, despite higher weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has typically financed its operations, which do not require significant amounts of working capital or capital expenditures, through funds provided by operations. For the years ended December 31, 1996 and 1995, capital expenditures totaled $1.5 million and $1.4 million, respectively. These capital expenditures were primarily for leasehold improvements, computer equipment and office furniture. The Company expects capital expenditures to approximate $1.8 million in 1997.

    During 1996, the Company repurchased 573,391 of its common shares and equivalents for approximately $11.4 million. In 1995, the Company had repurchased 155,333 of its common shares for approximately $2.2 million. Future share repurchases are contingent upon the Company's financial condition, capital requirements and earnings.

    The Company has in place a $10.0 million, four-year revolving bank credit agreement. At December 31, 1996, $5.5 million was outstanding under the facility at a floating annual rate which was approximately 6.3 percent, compared with $6.0 million outstanding at December 31, 1995, at approximately 6.9 percent. Commitment fees are accrued on the unused facility at an annual rate of .375 percent and are paid quarterly. The bank credit agreement contains the following financial covenants among others: (i) a minimum net worth test; (ii) a maximum leverage test; (iii) a maximum debt/capitalization ratio test; and (iv) a limitation on indebtedness and capital expenditures. The Company is currently in compliance with such covenants. The bank credit agreement also imposes certain restrictions on sale of assets, mergers or consolidations, creation of liens, investments, leases and loans and certain other matters.

    The Company believes that funds provided by operations and amounts available under its credit agreement will provide adequate liquidity for the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Balance Sheets--December 31, 1996 and 1995

Consolidated Statements of Income--For the Years Ended December 31, 1996, 1995 and 1994

Consolidated Statements of Changes in Stockholders' Equity--For the Years Ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows--For the Years Ended December 31, 1996, 1995 and 1994

Notes to the Consolidated Financial Statements

Report of Independent Public Accountants

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
                                                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................................................  $       0  $     233
  Accounts receivable, net of allowance for doubtful accounts of $219 and $212,
    respectively............................................................................     10,298     10,099
  Other current assets......................................................................        642        529
                                                                                              ---------  ---------
  Total current assets......................................................................     10,940     10,861

OFFICE FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
 net of accumulated depreciation of $3,042 and $2,249 respectively (Note 1).................      4,540      4,013

OTHER ASSETS:
  Intangible assets, net (Note 1)...........................................................      2,319      2,624
  Goodwill, net (Note 1)....................................................................     23,094     23,840
  Other long-term investments (Note 3)......................................................      1,019        621
  Other long-term assets....................................................................        214        315
                                                                                              ---------  ---------
  Total assets..............................................................................  $  42,126  $  42,274
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued compensation and employment taxes.................................................  $   5,756  $   4,518
  Accounts payable..........................................................................      3,193      2,063
  Accrued income tax (Note 6)...............................................................        576      1,362
  Advance service fee billings to clients (Note 1)..........................................      1,314      1,294
  Other current liabilities.................................................................         15         18
                                                                                              ---------  ---------
  Total current liabilities.................................................................     10,854      9,255

LONG-TERM DEBT (Note 4 )....................................................................      5,500      6,000

OTHER LONG-TERM LIABILITIES (Note 8)........................................................        717        950

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: 3,000 shares authorized, zero issued and outstanding.........          0          0
Common stock, no par value: 15,000 shares authorized, 5,152 and 5,541 shares issued and
 outstanding at December 31, 1996 and 1995..................................................      5,030     14,371
  Retained earnings.........................................................................     20,025     11,698
                                                                                              ---------  ---------
  Total stockholders' equity................................................................     25,055     26,069
                                                                                              ---------  ---------
  Total liabilities and stockholders' equity................................................  $  42,126  $  42,274
                                                                                              ---------  ---------
                                                                                              ---------  ---------

      The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                                                                    FOR THE YEARS ENDED DECEMBER
                                                                                                 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
REVENUES (Note 1)................................................................  $  53,083  $  45,983  $  40,409

EXPENSES
  Employment expense.............................................................     22,512     18,840     16,139
  Other operating expenses (Note 2)..............................................     10,812      9,486      8,730
  Name usage fees paid to former parent (Note 2).................................      2,000      2,000      2,000
  Depreciation and amortization (Note 1).........................................      2,020      1,725      1,544
                                                                                   ---------  ---------  ---------
Total expenses...................................................................     37,344     32,051     28,413

OPERATING INCOME.................................................................     15,739     13,932     11,996

Other income (Note 3)............................................................        283        237        129
Interest expense (Note 4)........................................................        413        712        739
                                                                                   ---------  ---------  ---------

EARNINGS BEFORE INCOME TAXES.....................................................     15,609     13,457     11,386
Income taxes (Note 6)............................................................      6,634      5,825      4,920
                                                                                   ---------  ---------  ---------
NET EARNINGS.....................................................................  $   8,975  $   7,632  $   6,466
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Weighted average shares outstanding (Note 1).....................................      5,846      5,953      5,761
Earnings per share (Note 1)......................................................  $    1.54  $    1.28  $    1.12

      The accompanying notes to the consolidated financial statements are an integral part of these statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                    COMMON    RETAINED
                                                                                     STOCK    EARNINGS     TOTAL
                                                                                   ---------  ---------  ---------
BALANCE AT DECEMBER 31, 1993.....................................................  $  15,953  $       1  $  15,954
Net earnings.....................................................................          0      6,466      6,466
Stock option exercises...........................................................         43          0         43
Tax benefit......................................................................         93          0         93
Dividend paid to shareholders....................................................          0       (169)      (169)
Intercompany dividends paid to former parent.....................................          0     (1,557)    (1,557)
                                                                                   ---------  ---------  ---------
BALANCE AT DECEMBER 31, 1994.....................................................  $  16,089  $   4,741  $  20,830
Net earnings.....................................................................          0      7,632      7,632
Stock option exercises...........................................................        337          0        337
Tax benefit of stock options exercised...........................................        107          0        107
Dividend paid to shareholders....................................................          0       (674)      (674)
Stock and stock equivalents repurchased..........................................     (2,163)         0     (2,163)
                                                                                   ---------  ---------  ---------
BALANCE AT DECEMBER 31, 1995.....................................................  $  14,370  $  11,699  $  26,069
Net earnings.....................................................................          0      8,976      8,976
Stock option exercises...........................................................      1,141          0      1,141
Deferred compensation............................................................         47          0         47
Tax benefit......................................................................        833          0        833
Dividend paid to shareholders....................................................          0       (651)      (651)
Stock and stock equivalents repurchased..........................................    (11,360)         0    (11,360)
                                                                                   ---------  ---------  ---------
BALANCE AT DECEMBER 31, 1996.....................................................  $   5,031  $  20,024  $  25,055
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

THE FOLLOWING TABLE PROVIDES A SUMMARY OF COMMON STOCK ISSUED AND OUTSTANDING:

                                                                                   FOR THE YEARS ENDED DECEMBER 31
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
BALANCE AT JANUARY 1.............................................................      5,541      5,650          1
Shares distributed/issued in spin-off............................................          0          0      5,625
Repurchases of common stock......................................................       (525)      (155)         0
Stock option exercises...........................................................        136         46         24
                                                                                   ---------  ---------  ---------
BALANCE AT DECEMBER 31...........................................................      5,152      5,541      5,650
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

      The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                      1996       1995       1994
                                                                                   ----------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings...................................................................  $    8,975  $   7,632  $   6,466

  Adjustments to reconcile net earnings to cash provided by operating activities:
  Increase in accounts receivable................................................        (199)    (2,203)    (2,342)
  Increase (decrease) in advance service fee billings............................          19     (1,213)     2,469
  Depreciation and amortization..................................................       2,020      1,725      1,544
  Increase (decrease) in accrued income taxes payable............................         186        (78)     1,372
  Increase in other assets and liabilities--net..................................       1,982      1,162        787
                                                                                   ----------  ---------  ---------
Cash provided by operating activities............................................      12,983      7,025     10,296
                                                                                   ----------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of office furniture, equipment, and leasehold improvements............      (1,496)    (1,380)    (2,011)
  Increase in other long-term investments........................................        (380)      (156)      (260)
                                                                                   ----------  ---------  ---------
Cash used in investing activities................................................      (1,876)    (1,536)    (2,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid to shareholders.................................................        (651)      (674)      (169)
  Deferred financing costs.......................................................          30         30       (118)
  Issuance of common stock.......................................................       1,141        337         43
  Repurchases of common stock and stock equivalents..............................     (11,360)    (2,163)         0
  Net repayments of long-term debt...............................................        (500)    (4,000)    (5,000)
  Long-term lease payments.......................................................           0         (4)        (7)
  Intercompany dividend paid to former parent....................................           0          0     (1,557)
                                                                                   ----------  ---------  ---------
Cash used in financing activities................................................     (11,340)    (6,474)    (6,808)
                                                                                   ----------  ---------  ---------
Net change in cash...............................................................        (233)      (985)     1,217
                                                                                   ----------  ---------  ---------
Cash and cash equivalents, beginning of period...................................         233      1,218          1
Cash and cash equivalents, end of period.........................................  $        0  $     233  $   1,218
                                                                                   ----------  ---------  ---------

      The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        DUFF & PHELPS CREDIT RATING CO.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1  SIGNIFICANT ACCOUNTING POLICIES:

GENERAL

    Duff & Phelps Credit Rating Co. (the "Company") is an internationally recognized credit rating agency which provides ratings and research on corporate, structured and sovereign financings as well as insurance claims paying ability. The Company has offices in Chicago, New York, London and Hong Kong and operates with international partners in Latin America, Asia, South Africa and Canada.

    On October 31, 1994, the spin-off of the Company from its former parent company, Phoenix Duff & Phelps Corporation, formerly Duff & Phelps Corporation ("D&P"), was finalized. The Company's shares, held by D&P, were distributed October 31, 1994, to D&P shareholders of record October 26, 1994, as a tax-free distribution for which a favorable tax ruling was obtained from the Internal Revenue Service. D&P shareholders received one of the Company's shares for every three shares held of D&P common stock, and cash payments were made in lieu of fractional shares. The distribution resulted in the Company operating as a free standing entity whose common stock is publicly traded on the New York Stock Exchange under the ticker symbol "DCR."

BASIS OF PRESENTATION

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include those assets, liabilities, revenues and expenses directly attributable to the Company's operations in the years presented. Certain reclassifications have been made to the financial statements to conform with the 1996 presentation.

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

EARNINGS PER SHARE

    Earnings per share were computed using the weighted average number of shares of common stock and common stock equivalents outstanding at December 31 for each of the years presented. Common stock equivalents are based on outstanding stock options under a non-qualified stock option plan.

REVENUE RECOGNITION

    Rating revenues are typically recognized when services rendered for credit ratings are complete, generally when billed. Revenues are dependent, in large part, on levels of debt issuance. The Company's

                        DUFF & PHELPS CREDIT RATING CO.

1 SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) fee schedule depends on the type and amount of securities rated and the complexity of securities issued. Research revenues are billed in advance and amortized over the subscription period.

GOODWILL AND INTANGIBLE ASSETS

    In 1987, an acquisition by D&P resulted in goodwill and intangible assets allocated to the Company of approximately $5.0 million and $6.0 million, respectively. In 1989, another D&P acquisition resulted in a "push-down" of goodwill to the Company of approximately $24.0 million.

    Goodwill and intangible assets are shown net of accumulated amortization. Goodwill is amortized over its estimated remaining life of approximately 31 years, and intangible assets are amortized over remaining lives of 3 through 12 years.

    The Company periodically evaluates whether significant events have occurred which may require a revision of the estimated useful life of goodwill and intangible assets or an impairment of the recoverability of remaining balances. The Company uses an estimate of future net income over the remaining useful life of goodwill and intangible assets to measure recoverability. At December 31, 1996, the Company believes that the full amount of goodwill and intangible assets is recoverable.

DEPRECIATION

    Office furniture and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated remaining lives of the assets, which on a composite basis, is 5 years. Leasehold improvements are amortized over the remaining lives of the related leases, which, on a composite basis, is 11 years.

2  RELATED PARTIES:

SERVICE FEES PAID TO D&P

    Support agreements in effect between the Company and D&P include a name use fee of $2.0 million per year and actual charges for D&P administrative services which are included in the Company's financial results for the years presented. Effective September 30, 2000, the name use fee reduces to $10,000 per year.

SERVICE FEES PAID TO THE COMPANY

    The Company and D&P are party to service and support agreements under which the Company provides D&P with fixed income research services for an annual fee of $0.9 million and publication printing services for a fee which represents actual expenses incurred by the Company on behalf of D&P. For the years presented, the fixed income research fees are included in revenue and the publication printing support fees offset other operating expenses. The fixed income research agreement expires on September 30, 2000.

                        DUFF & PHELPS CREDIT RATING CO.

3  OTHER LONG-TERM INVESTMENTS:

    The Company's long-term investments are composed of investments made in international rating agency partnerships in Argentina, Brazil, Canada, Chile, Colombia, India, Mexico, Peru, South Africa and Venezuela.

    The Company accounts for its joint venture investments under either the cost or equity method as dictated by ownership interest.

4  LONG-TERM DEBT:

    The Company had long-term debt obligations of $5.5 million and $6.0 million at floating annual interest rates of approximately 6.3 percent and 6.9 percent on December 31, 1996 and 1995, respectively.

    The $5.5 million outstanding at December 31, 1996, under the Company's $10.0 million, four-year revolving credit facility, is due as follows (in millions):

1997...........................................  $      .5
1998...........................................        5.0
                                                       ---
                                                 $     5.5

    The credit agreement contains financial covenants which require that the Company maintain certain ratios and satisfy certain financial tests, including restrictions on the ability to incur indebtedness and limitations on the amount of capital expenditures, common stock dividends and advances to subsidiaries. The Company was in compliance with such covenants, for all years presented.

5  LITIGATION MATTERS:

    During 1993, several legal actions were filed against the Company in federal court by holders of secured promissory notes ("Notes") of Towers Financial Corporation ("Towers") and holders of bonds ("Bonds") issued by subsidiaries of Towers in five structured financing transactions. Towers collapsed in 1993 amid allegations of massive fraud and is in bankruptcy. The Company had rated the Bonds but had not rated the Notes. It is alleged that $245 million of Notes were sold that are worthless and that $200 million of Bonds were sold that have lost much or all of their value. Directors and officers of Towers, lawyers, accountants, broker-dealers and the indenture trustee for the Bonds were also named as defendants in one or more of the actions. The plaintiffs in the actions contend that the Company and the other defendants are liable for losses the plaintiffs have suffered and for punitive damages. The holders of the Bonds also sought recovery from the Company of treble damages under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). It is asserted that the Company, in its ratings and its monitoring of the transactions after ratings were issued, was either fraudulent or negligent in failing to discover the alleged fraud of Towers and its officers or in taking other action that allegedly induced purchases of the Bonds and the Notes. The Company denies these assertions. The Company's ratings were based upon (and assumed the accuracy of) the information provided to it by Towers and its officers. The Company has taken the position that it cannot be expected to detect fraud or discover variances from the structure of a rated security when the information provided to it demonstrates compliance with that structure. In 1996, the legal actions filed by the holders of the Notes were dismissed by the federal courts and the RICO claim of the holders of the Bonds was dismissed. One holder of Notes claiming to represent holders of approximately $17 million of Notes filed a class action against the Company in Illinois state court alleging the state law claims previously asserted in federal court.

                        DUFF & PHELPS CREDIT RATING CO.

5  LITIGATION MATTERS: (CONTINUED)
    Management intends to vigorously defend these actions, and at this time, cannot make an assessment with regard to such litigation's effect on the Company's financial position or results of operations. The Company is involved in other litigation, which in the opinion of management, would not have a material adverse effect on the Company's financial position or results of operations.

6  INCOME TAXES:

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

    The Company was included in the consolidated income tax return of D&P until October 31, 1994. Prior to November 1, 1994, a tax-sharing agreement with D&P was in effect which resulted in income taxes being allocated to the Company as if it computed its income tax liability on a stand-alone basis.

    Income tax expense was as follows for the years ended December 31 (in thousands):

                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
Current
  Federal............................................................................  $   5,682  $   4,961  $   4,613
  State..............................................................................        812        780        659
                                                                                       ---------  ---------  ---------
                                                                                           6,494      5,741      5,272
                                                                                       ---------  ---------  ---------
Deferred
  Federal............................................................................        122         73       (308)
  State..............................................................................         18         11        (44)
                                                                                       ---------  ---------  ---------
                                                                                             140         84       (352)
                                                                                       ---------  ---------  ---------
Total Income Tax Expense.............................................................  $   6,634  $   5,825  $   4,920
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The following table presents a reconciliation from the federal statutory rate to the effective tax rate for the years ended December 31:

                                                                                             1996         1995         1994
                                                                                             -----        -----        -----
Federal Statutory Rate..................................................................         35%          35%          35%
State and Local Average Rates, Net of Federal Benefit...................................          5            5            5
Goodwill Amortization & Other...........................................................          3            3            3
                                                                                                 --           --           --
Effective Rate..........................................................................         43%          43%          43%
                                                                                                 --           --           --
                                                                                                 --           --           --

    Deferred tax assets and liabilities represent the amount of taxes receivable or payable in future years as a result of differences between the tax bases of assets and liabilities and amounts reported in the

                        DUFF & PHELPS CREDIT RATING CO.

6  INCOME TAXES: (CONTINUED)
financial statements as of year end. The effects of these temporary differences comprised the net deferred tax asset (liability) for the years presented (in thousands):

                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
Deferred Tax Assets:
  Long-Term Reserves.................................................................  $     280  $     385  $     400
  Allowance for Doubtful Accounts....................................................         88         86        111
  Accrued Vacation...................................................................          7          0          0
Deferred Tax Liabilities:
Depreciation and Amortization........................................................       (392)      (348)      (304)
                                                                                       ---------  ---------  ---------
Net Deferred Tax Asset (Liability)...................................................  $     (17) $     123  $     207
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The net deferred tax assets (liabilities) are included in other long-term assets (liabilities). Management has determined that a valuation allowance is not required.

    Tax benefits related to the exercise of options were $830,998 and $107,304 for years ended December 31, 1996 and 1995, respectively, and are included in the Company's stockholders' equity.

7  LEASES:

    The Company leases its existing office space in New York, London, Hong Kong and subleases its existing office space in Chicago. A substantial portion of these leases expire on December 31, 2008. The agreements include escalation clauses, the effect of which cannot be determined at this time. Lease payments for 1996, 1995 and 1994 were $1.3 million, $1.2 million and $1.0 million. Annual minimum lease payments under operating leases for the five years subsequent to December 31, 1996, and thereafter, are as follows (in thousands):

1997......................           $   1,671
1998......................               1,704
1999......................               1,591
2000......................               1,293
2001......................               1,365
2002 and thereafter.......               6,167
                                       -------
Total.....................           $  13,791

8  OTHER LONG-TERM LIABILITIES:

    Other long-term liabilities include a reserve for the litigation described in Note 5.

9  STOCK OPTION PLAN:

    The Company's 1994 Long Term Stock Incentive Plan (the "Plan") allows for awards of up to a maximum of 1,450,000 shares of common stock to be granted to key employees, officers and directors. The Plan is administered by a committee of the Board of Directors. As of December 31, 1996, options to purchase 1,085,103 common shares were granted and outstanding under the Plan; 982,464 were held by the Company's employees and directors, and 102,639 were held by D&P's employees and directors. The

                        DUFF & PHELPS CREDIT RATING CO.

9  STOCK OPTION PLAN: (CONTINUED)
options outstanding vest and become exerciseable on average in even annual installments over three years at a weighted average exercise price of $13.26. Options held by participants terminate no later than 10 years from the date of grant.

                              OUTSTANDING OPTIONS

                                                                            SHARES      OPTION PRICE   EXERCISABLE
                                                                         ------------  --------------  -----------
Balance December 31, 1994..............................................       960,112                     291,013
Granted................................................................       207,800  $  12.13-14.38
Exercised..............................................................       (46,505) $   1.85-10.00
Canceled...............................................................       (21,667) $   9.00-16.50
                                                                         ------------
Balance December 31, 1995..............................................     1,099,740                     506,920
Granted................................................................       229,035  $  19.13-22.63
Exercised..............................................................      (135,605) $   1.85-16.50
Canceled...............................................................      (108,067) $   1.85-16.50
                                                                         ------------
Balance, December 31, 1996.............................................     1,085,103                     590,817

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had compensation cost for the Company's stock option plan been determined based upon the average fair value at the grant date for awards under the Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced by approximately $83,000 or $.01 per share for 1995, and $224,000 or $.04 per share in 1996. The average fair value of the options granted in 1996 is estimated at $10.19 on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield .45 percent; volatility
18.25 percent; risk-free interest rate of 6.26 percent; assumed forfeiture of 5 percent and an expected life of 10 years. The average fair value of the options granted during 1995 is estimated at $6.14 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of .45 percent; volatility of 20.95 percent; risk-free interest rate of
5.75 percent; assumed forfeiture rate of 5 percent and an expected life of 10 years.

                        DUFF & PHELPS CREDIT RATING CO.

10  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

    (in thousands, except per share data)

    The following is a summary of condensed quarterly financial information for years ended 1996 and 1995:

                                                                          FIRST     SECOND      THIRD     FOURTH
                                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                                        ---------  ---------  ---------  ---------
Revenue
  1996................................................................  $  12,238  $  12,989  $  12,184  $  15,672
  1995................................................................     10,972     10,995     10,172     13,844

Operating Income
  1996................................................................      3,696      3,885      3,549      4,609
  1995................................................................      3,204      3,217      3,151      4,360

Net Earnings
  1996................................................................      2,072      2,203      2,062      2,638
  1995................................................................      1,713      1,769      1,718      2,432
Earnings Per Share
  1996................................................................       0.35       0.37       0.35       0.47
  1995................................................................       0.29       0.30       0.29       0.40

11  SUPPLEMENTAL CASH FLOW INFORMATION:

    For purposes of the consolidated statements of cash flows, the Company considers investments with maturities of three months or less to be cash equivalents.

    Cash interest and fees paid were $0.4 million for the year ended December 31, 1996, and $0.7 million for the years ended December 31, 1995 and 1994.

    Income taxes paid were $6.4 million, $5.9 million and $3.6 million in 1996, 1995 and 1994, respectively.

12  SUBSEQUENT EVENTS:

    On February 13, 1997, the Company declared its regular quarterly dividend of $0.03 per share payable March 6, 1997, to shareholders of record February 24, 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Duff & Phelps Credit Rating Co.:

    We have audited the accompanying consolidated balance sheets of DUFF & PHELPS CREDIT RATING CO. (an Illinois corporation) and subsidiaries as of December 31, 1996 and 1995, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duff & Phelps Credit Rating Co. and subsidiaries as of December 31, 1996 and 1995, and results of their operations and their cash flows for each of three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois

February 4, 1997 (except with respect to the matter
              discussed in Note 12, as to which
              the date is February 13, 1997)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding directors and nominees for directors of Credit Rating is included under the caption entitled "Election of Directors" in Credit Rating's Proxy Statement dated March 28, 1997 and is incorporated herein by reference.

    For information regarding the executive officers of Credit Rating, reference is made to the section entitled "Executive Officers of Credit Rating" in Part I,
Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

    Information regarding executive compensation of Credit Rating's directors and executive officers is included under the caption entitled "Executive Compensation" in Credit Rating's Proxy Statement dated March 28, 1997 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of Credit Rating is included under the caption entitled "Principal Holders of Common Stock" in Credit Rating's Proxy Statement dated March 28, 1997 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
       SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

1.  FINANCIAL STATEMENTS
    (a) Duff & Phelps Credit Rating Co. Financial Statements

    The Consolidated Financial Statements of Credit Rating, together with the report thereon of Arthur Andersen LLP, consisting of:

    Consolidated Balance Sheets--December 31, 1996 and 1995

    Consolidated Statements of Income--For the Years Ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Changes in Stockholders' Equity--For the Years Ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows--For the Years Ended December 31, 1996, 1995 and 1994

    Notes to Consolidated Financial Statements

    Report of Independent Public Accountants

    All schedules have been omitted either as inapplicable or because the required information is included in the financial statements or notes thereto.

3.  EXHIBITS

  EXHIBIT
    NO.                                                    DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------

       3.1   Amended and Restated Articles of Incorporation of Duff & Phelps Credit Rating Co.(1)

       3.2   Bylaws of Duff & Phelps Credit Rating Co. (3)

       4     Form of Common Stock Certificate.(1)

      10.1   Duff & Phelps Credit Rating Co. 1994 Long-Term Stock Incentive Plan.(1)(4)

      10.2   Tax Sharing and Indemnification Agreement.(2)

      10.3   Distribution and Indemnity Agreement.(2)

      10.4   Services Agreement.(2)

      10.41  Amendment to Services Agreement. (3)

      10.5   Name Use Agreement.(2)

      10.6   Sublease Agreement relating to Chicago, Illinois office space.(2)

      10.7   Lease Assignment Agreement relating to New York, New York office space.(2)

      10.8   Form of Severance Protection Agreement between the Registrant and its executive officers.(1)(4)

      10.9   Duff & Phelps Credit Rating Co. 1996 Incentive Compensation Plan and Executive Management Incentive
               Compensation Plan.(4)

      10.10  Credit Agreement among Duff & Phelps Credit Rating Co., various financial institutions and Bank of
               America Illinois.(2)

      21     Subsidiaries of Duff & Phelps Credit Rating Co.

      23     Consent of Arthur Andersen LLP.

      27     Financial Data Schedule.

------------------------

(1) Incorporated herein by reference to the corresponding exhibit to the Registrant's registration statement on Form 10, as amended.

(2) Incorporated herein by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K for 1994.

(3) Incorporated herein by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K for 1995.

(4) Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 601 of Regulation S-K.

(b) Reports on Form 8-K.

    None.

(c) Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

    This annual report contains forward looking statements that are subject to risks and uncertainties, including but not limited to the following: Credit Rating's performance is highly dependent on corporate debt issuances and structured finance transactions, which may decrease for a variety of reasons including changes in interest rates and adverse economic conditions; Credit Rating's performance is affected by the demand for and the market acceptance of Credit Rating's services; and Credit Rating's performance may be impacted by changes in the performance of the financial markets and general economic conditions. Accordingly, actual results may differ materially from those set forth in the forward looking statements. Attention is also directed to other risk factors set forth in documents filed by Credit Rating with the Securities and Exchange Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1997.

                                DUFF & PHELPS CREDIT RATING CO.

                                By              /s/ PAUL J. MCCARTHY
                                     -----------------------------------------
                                                  Paul J. McCarthy
                                     CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                                                      OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of March, 1997 by the following persons on behalf of the Registrant in the capacities indicated.

          SIGNATURE                       TITLE
------------------------------  --------------------------

                                Chairman of the Board,
                                  Chief Executive Officer,
     /s/ PAUL J. MCCARTHY         Chief Financial Officer
------------------------------    and Director (Principal
       Paul J. McCarthy           Executive and Financial
                                  Officer)

     /s/ MARIE C. BECKER        Vice President and
------------------------------    Controller (Principal
       Marie C. Becker            Accounting Officer)

     /s/ PHILIP T. MAFFEI
------------------------------  President, Chief Operating
       Philip T. Maffei           Officer and Director

     /s/ MILTON L. MEIGS
------------------------------  Director
       Milton L. Meigs

     /s/ JONATHAN INGHAM
------------------------------  Director
       Jonathan Ingham

    /s/ DONALD J. HERDRICH
------------------------------  Director
      Donald J. Herdrich

                               INDEX TO EXHIBITS

EXHIBIT NO.                                            DESCRIPTION                                               PAGE
-----------  ------------------------------------------------------------------------------------------------  ---------
       3.1   Amended and Restated Articles of Incorporation of Duff & Phelps Credit Rating Co.(1)

       3.2   Bylaws of Duff & Phelps Credit Rating Co.(3)

       4     Form of Common Stock Certificate.(1)

      10.1   Duff & Phelps Credit Rating Co. 1994 Long-Term Stock Incentive Plan.(1)(4)

      10.2   Tax Sharing and Indemnification Agreement.(2)

      10.3   Distribution and Indemnity Agreement.(2)

      10.4   Services Agreement.(2)

      10.41  Amendment to Services Agreement.(3)

      10.5   Name Use Agreement.(2)

      10.6   Sublease Agreement relating to Chicago, Illinois office space.(2)

      10.7   Lease Assignment Agreement relating to New York, New York office space.(2)

      10.8   Form of Severance Protection Agreement between the Registrant and its executive officers.(1)(4)

      10.9   Duff & Phelps Credit Rating Co. 1996 Incentive Compensation Plan and Executive Management
               Incentive Compensation Plan.(4)

      10.10  Credit Agreement among Duff & Phelps Credit Rating Co., various financial institutions and Bank of America Illinois.(2)

      21     Subsidiaries of Duff & Phelps Credit Rating Co.

      23     Consent of Arthur Andersen LLP.

      27     Financial Data Schedule

------------------------

(1) Incorporated herein by reference to the corresponding exhibit to the Registrant's registration statement on Form 10, as amended.

(2) Incorporated herein by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K for 1994.

(3) Incorporated herein by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K for 1995.

(4) Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 601 of Regulation S-K.