Form 10-Q
period 1997-03-31
DUFF & PHELPS CREDIT RATING CO
filed 1997-05-12
CIK 928599

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997

                         Commission file number 1-13286

                               ------------------

                         DUFF & PHELPS CREDIT RATING CO.
             (Exact name of Registrant as specified in its Charter)

       ILLINOIS                                             36-3569514
(State of Incorporation)                                 (I.R.S. Employer
                                                       Identification No.)

55 East Monroe Street, Chicago, Illinois 60603          (312) 368-3100
   (Address of principal executive offices)     (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No. | |

On April 30, 1997, the registrant had 5,072,466 shares of common stock outstanding.

================================================================================

                DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                          Quarter Ended March 31, 1997

                                      Index

PART I. -  FINANCIAL INFORMATION

ITEM 1.        Consolidated Financial Statements

               Consolidated Condensed Statements of Income -               1
                    Three Months Ended March 31, 1997 and
                    Three Months Ended March 31, 1996

               Consolidated Balance Sheets -                               2
                    March 31, 1997 and December 31, 1996

               Consolidated Statements of Cash Flows -                     3
                    Three Months Ended March 31, 1997 and
                    Three Months Ended March 31, 1996

               Notes to the Consolidated Financial Statements              4-6

ITEM 2.        Management's Discussion and Analysis of                     7
               Results of Operations and Financial Condition

PART II. - OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K                            8

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                     Three Months  Three Months
                                                         Ended        Ended
                                                       March 31,     March 31,
                                                         1997         1996
                                                     ------------  ------------

REVENUES (Note 1)                                      $14,395      $12,238

EXPENSES
   Employment expense                                    6,124        5,161
   Other operating expenses                              2,942        2,379
   Name usage fees--paid to former parent (Note 2)         500          500
   Depreciation and amortization (Note 1)                  536          502
                                                     ------------  ------------
Total expenses                                          10,102        8,542

OPERATING INCOME                                         4,293        3,696

  Other income                                             178           37
  Interest expense (Note 3)                                119          125
                                                     ------------  ------------

EARNINGS BEFORE INCOME TAXES                             4,352        3,608

  Income taxes                                           1,836        1,536
                                                     ------------  ------------

NET EARNINGS                                           $ 2,516      $ 2,072
                                                     ============  ============

Weighted average shares outstanding (Note 1)             5,665        5,871

EARNINGS PER SHARE (Note 1)                            $  0.44      $  0.35

       The accompanying notes to the consolidated financial statements are an integral part of these statements.

                Duff Phelps Credit Rating Co. and Subsidiaries

                           Consolidated Balance Sheets
                                 (In Thousands)

                                                       March 31,    December 31,
                                                         1997          1996
                                                      -----------   -----------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                             $   251       $     0
   Accounts receivable, net of allowance for
      doubtful accounts of $246 and $219,
      respectively                                        10,363        10,298
   Other current assets                                      497           642
                                                       ----------    -----------
   Total current assets                                   11,111        10,940

OFFICE FURNITURE, EQUIPMENT AND LEASEHOLD
IMPROVEMENTS,
net of accumulated depreciation of $3,315 and
  $3,042 respectively (Note 1)                             4,516         4,540


OTHER ASSETS:
  Intangible assets, net (Note 1)                          2,243         2,319
  Goodwill, net (Note 1)                                  22,907        23,094
  Other long-term investments                              1,113         1,019
  Other long-term assets                                     231           214
                                                       ----------    -----------
  Total assets                                           $42,121       $42,126
                                                       ==========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued compensation and employment taxes              $ 2,126       $ 5,756
  Accounts payable                                         3,597         3,193
  Accrued income tax                                       1,592           576
  Advance service fee billings to clients (Note 1)         1,671         1,314
  Other current liabilities                                   14            15
                                                       ----------    -----------
  Total current liabilities                                9,000        10,854

LONG-TERM DEBT                                             7,500         5,500

OTHER LONG-TERM LIABILITIES                                  717           717

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value: 3,000 shares
    authorized, zero issued and outstanding                    0             0
  Common stock, no par value: 15,000 shares
    authorized, 5,076 and 5,152 shares issued
    and outstanding at March 31, 1997 and
    December 31, 1996, respectively                        2,518         5,030
  Retained earnings                                       22,386        20,025
                                                       ----------    -----------

  Total stockholders' equity                              24,904        25,055
                                                       ----------    -----------

  Total liabilities and stockholders' equity             $42,121       $42,126
                                                       ==========    ===========

       The accompanying notes to the consolidated financial statements are an integral part of these statements.

                DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                         For the Three Month
                                                            Period Ended
                                                         March 31,     March 31,
                                                          1997           1996
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITES:

   Net earnings                                          $ 2,516       $ 2,072
   Decrease (increase) in accounts receivable                (65)        1,656
   Decrease in accrued compensation and employment taxes  (3,630)       (2,764)
   Increase (decrease) in advance service billings           357           (80)
   Depreciation and amortization                             536           502
   Increase in accrued income taxes payable                1,238           392
   Increase in other assets and liabilities - net            564          (153)
                                                         -------       -------
 Cash provided by operating activities                     1,516         1,625
                                                         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Increase in other long term investments                   (94)          (78)
   Purchase of office furniture, equipment
     and leashold improvements-net of retirements           (248)         (528)
                                                         -------       -------
 Cash used in investing activities                          (342)         (606)
                                                         -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Dividend paid to shareholders                            (154)         (165)
   Deferred financing costs                                  (17)            7
   Issuances of common stock                                 416            75
   Repurchases of common stock & common
     stock equivalents                                    (3,168)         (768)
   Increase of long-term debt                              4,000           500
   Decrease of long-term debt                             (2,000)         (500)
                                                         -------       -------
Cash used in financing activities                           (923)         (851)
                                                         -------       -------

NET CHANGE IN CASH                                           251           168

CASH, BEGINNING OF PERIOD                                      0           233
                                                         -------       -------

CASH, END OF PERIOD                                      $   251       $   401
                                                         =======       =======

       The accompanying notes to the consolidated financial statements are an integral part of these statements.

DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1    SIGNIFICANT ACCOUNTING POLICIES:

General

     Duff & Phelps Credit Rating Co. (the "Company") is an internationally recognized credit rating agency which provides ratings and research on corporate, structured and sovereign financings, as well as insurance claims paying ability. The Company has offices in Chicago, New York, London and Hong Kong and operates directly or through international partners in North and South America, Europe, Asia and Africa. The Company is also a designated rating agency in Japan.

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

Basis of Presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include those assets, liabilities, revenues and expenses directly attributable to the Company's operations in the years presented.

Principles of Consolidation

     During July 1994, the Company organized a U.S. subsidiary, Duff & Phelps Credit Rating Co. of Europe, with an office located in London, England. In July 1996, the Company organized a U.S. subsidiary, Duff & Phelps Credit Rating Co. of Asia, with an office in Hong Kong. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Duff & Phelps Credit Rating Co. of Europe and Duff & Phelps Credit Rating Co. of Asia. All significant intercompany balances have been eliminated.

Earnings Per Share

     Fully diluted earnings per share were computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents are based on outstanding stock options under a non-qualified stock option plan.

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

     Goodwill and intangible assets are shown net of accumulated amortization. Goodwill is amortized over its estimated remaining life of approximately 31 years, and intangible assets are amortized over remaining lives of 4 through 12 years.

     The Company periodically evaluates whether significant events have occurred which may require a revision of the estimated useful life of goodwill and intangible assets or an impairment of the recoverability of remaining balances. The Company uses an estimate of future undiscounted cash flows over the remaining useful life of goodwill and intangible assets to measure recoverability as required by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

Depreciation and Amortization

     Office furniture and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated remaining lives of the assets, which, on a composite basis, is five years. Leasehold improvements are amortized over the remaining lives of the related leases, which, on a composite basis, is 11 years.

New Accounting Pronouncements

     Recently the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") which changes the disclosure of earnings per share ("EPS") data. SFAS 128 replaces the presentation of "primary" EPS with "basic" EPS. Under SFAS 128 "diluted" EPS, the dilutive effect of outstanding share options is computed similarly to "fully diluted" EPS. Under SFAS 128 shares outstanding are computed using the "average share price" for the period rather than the "greater of the average share price or end of period share price." By these standards the pro forma basic EPS for this period would be $0.49 per share for 5,109,558 average shares outstanding and the pro forma diluted EPS would be $0.44 per share for 5,632,400 shares. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997.

2    RELATED PARTIES:

Service Fees Paid to D&P

     A name use fee agreement in effect between the Company and D&P of $2 million per year is included in the Company's financial results for the periods presented. Effective September 30, 2000, the name use fee reduces to $10 thousand per year.

Service Fees Paid to the Company

     The Company and D&P are parties to service and support agreements under which the Company provides D&P with fixed income research services for an annual fee of $0.9 million and administrative services for a fee that represents actual expenses incurred by the Company on behalf of D&P. For the years presented, the fixed-income research fees are included in revenue, and the administrative support fees offset other operating expenses. The fixed income research agreement expires on September 30, 2000.

3    LONG-TERM DEBT AND SUPPLEMENTAL CASH FLOWS INFORMATION:

     Long-term debt obligations were $7.5 and $5.5 million, bearing interest of
6.4 percent and 6.3 percent, for the periods ended March 31, 1997 and December 31, 1996, respectively. Cash interest and fees paid were $.1 million for three months ended March 31, 1997 and 1996.

     Dividends paid totaled $0.2 million, and share repurchases of 120,350 amounted to $3.2 million during the first quarter of 1997.

     Income taxes paid were $.6 million during the first quarter of 1997 and $1.1 million in the first quarter of 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH
                        THREE MONTHS ENDED MARCH 31, 1996

     Revenues for the three months March 31, 1997, were $14.4 million, an increase of 18 percent, or $2.2 million over the $12.2 million recorded in the corresponding period in 1996. Rating revenues accounted for $2.4 million of the increase and were offset by a decline in other revenues.

     The growth in revenues and earnings was the result of strong performance by both the corporate and structured finance rating businesses, which posted 13 percent and 33 percent revenue increases, respectively. The Company's corporate rating business achieved higher revenues due to the addition of new clients and due to higher renewal revenues despite the continuing moderate level of financing activity. The structured finance revenue increase was primarily contributed by the on-going strong performance of the mortgage-backed and asset-backed sectors. The Company's international business, which is incorporated in the corporate and structured revenue comparisons above, also exhibited strong revenue growth.

     For the quarter ending March 31, 1997, operating expenses were up 18 percent primarily reflecting higher compensation expense from added staff and higher other operating expense; which includes the Hong Kong office opened in mid 1996.

     Net earnings for the first quarter of 1997 increased approximately 19 percent to $2.5 million, while earnings per share were $0.44 compared with $0.35 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures totaled $0.2 million for the first quarter of 1997 and are anticipated to be approximately $1.8 million for the year ending December 31, 1997. Capital expenditures are primarily for leasehold improvements to accommodate the increase in staff, computer equipment and office fixtures for office expansion.

     Dividends paid totaled $0.2 million in the first quarter of 1997, and share repurchases of 120,350 during the first quarter amounted to $3.2 million.

     The Company has in place a $20.0 million revolving credit agreement, which expires December 31, 1999. As of March 31, 1997, $7.5 million was outstanding under the facility at a floating rate of approximately 6.4 percent. Commitment fees are accrued on the unused facility at a rate of .25 percent and are paid quarterly. The credit agreement contains certain financial covenants which the Company is currently in compliance with.

     The Company believes that funds provided by operations and amounts available under its credit agreement will provide adequate liquidity for the foreseeable future.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements that are subject to risks and uncertainties, including but not limited to the following: the Company's performance is highly dependent on corporate debt issuances and structured finance transactions, which may decrease for any number of reasons including changes in interest rates and adverse economic conditions; the Company's performance is affected by the demand for and the market acceptance of the Company's services; and the Company's performance may be impacted by changes in the performance of the financial markets and general economic conditions. Accordingly, actual results may differ materially from those set forth in the forward-looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

         Exhibit No.      Description
         -----------      -----------
            10.11         Second Amendment to Credit Agreement among
                          Duff & Phelps Credit Rating Co., various financial institutions and Bank of America Illinois.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Duff & Phelps Credit Rating Co.


May 12, 1997                        /s/ Marie C. Becker, Chief Accounting
                                    -------------------------------------------
                                    Marie C. Becker, Chief Accounting
                                      Officer/Controller