Form 10-K405/A
period 1996-12-31
DUFF & PHELPS CREDIT RATING CO
filed 1997-06-30
CIK 928599

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                             -----------------

                               FORM 10-K/A
                             AMENDMENT NO. 1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1996
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________
Commission file number 1-13286

                             -----------------

                       DUFF & PHELPS CREDIT RATING CO.
            (Exact name of registrant as specified in its charter)

                   ILLINOIS                                                       36-3569514
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

              55 East Monroe Street                                                  60603
               Chicago, Illinois                                                  (Zip Code)
   (Address of principal executive offices)


         Registrant's telephone number, including area code: (312) 368-3100

                             -----------------

           Securities registered pursuant to Section 12(b) of the Act:

            Title of each class                                       Name of each exchange on which registered
            -------------------                                       -----------------------------------------
     Common Stock, without par value                                            New York Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:
                                    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X  No   .
                                                  ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1997, computed by reference to the last reported price at which the stock was sold on such date, was $127,244,843.

The number of shares outstanding of the registrant's common stock, without par value, as of March 21, 1997 was 5,084,416.

Portions of the following documents are incorporated            Part of this Form 10-K into which the document
by reference into this Form 10-K:                               is incorporated by reference:
----------------------------------------------------            ----------------------------------------------
   Duff & Phelps Credit Rating Co.
   Proxy Statement dated March 28, 1997                                           Part III


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                               PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   The following documents are filed as a part of this report:

1.    FINANCIAL STATEMENTS

      (a) Duff & Phelps Credit Rating Co. Employees Savings Plan Financial Statements

            The Financial Statements of Duff & Phelps Credit Rating Co. Employees Savings Plan together with the report thereon of Arthur Andersen LLP, consisting of:

            Report of Independent Public Accountants

            Statement of Net Assets Available for Plan Benefits - December 31, 1996

            Statement of Changes in Net Assets Available for Plan Benefits, With Fund Information - For the Year Ended December 31, 1996

            Notes to Financial Statements

3.    EXHIBITS

      Exhibit No.        Description
      -----------        ------------
          23             Consent of Arthur Andersen LLP.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of June, 1997.

                             DUFF & PHELPS CREDIT RATING CO.


                             By /s/ Ernest T. Elsner
                                ------------------------------------------
                                Ernest T. Elsner
                                Executive Vice President & General Counsel

                         DUFF & PHELPS CREDIT RATING CO.
                             EMPLOYEES SAVINGS PLAN




                       FINANCIAL STATEMENTS AND SCHEDULES
                             AS OF DECEMBER 31, 1996
                         TOGETHER WITH AUDITORS' REPORT







                   EMPLOYER IDENTIFICATION NUMBER:  36-3569514

                                  PLAN NUMBER: 001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Benefit Committee of
Duff & Phelps Credit Rating Co.:

We have audited the accompanying statement of net assets available for plan benefits of the DUFF & PHELPS CREDIT RATING CO. EMPLOYEES SAVINGS PLAN (the "Plan") as of December 31, 1996, and the related statement of changes in net assets available for plan benefits, with fund information, for the year then ended. These financial statements and the schedules referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Duff & Phelps Credit Rating Co. Employees Savings Plan as of December 31, 1996, and the changes in its net assets available for plan benefits for the year then ended in conformity with generally accepted accounting principles.

Our audit was performed for the purpose of forming an opinion on the basic financial statements take as a whole. The supplemental schedules of assets held for investment purposes and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statement of changes in net assets available for plan benefits, with fund information, is presented for the purposes of additional analysis rather than to present the changes in net assets available for plan benefits of each fund. The supplemental schedules and fund information have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
June 24, 1997

                         DUFF & PHLEPS CREDIT RATING CO.
                             EMPLOYEES SAVINGS PLAN


               STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                             As of December 31, 1996

INVESTMENTS:
  Investments, at fair value (Note 3)-
    Company Stock Funds-
      Duff & Phelps Credit Rating Co. Common
        Stock Fund                                             $  2,194,364
      Phoenix Duff & Phelps Corp. Common Stock
        Fund                                                        297,306
    Money Market Mutual Funds-
      Vanguard Prime Money Market Fund                              818,546
    Stock Mutual Funds-
      Neuberger & Berman Guardian Fund                            3,246,100
      Fidelity Magellan Fund                                        431,679
      Pioneer Capital Growth Fund                                   923,086
      EuroPacific Growth Fund                                       627,018
    Bond Mutual Funds-
      Vanguard Bond Index Total Bond Fund                         1,246,714
    Loans to participants                                           160,213
                                                               -------------
NET ASSETS AVAILABLE FOR PLAN BENEFITS                         $  9,945,026
                                                               -------------
                                                               -------------

         The accompanying notes are an integral part of this statement.

                         DUFF & PHLEPS CREDIT RATING CO.
                             EMPLOYEES SAVINGS PLAN


         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS,
                              WITH FUND INFORMATION

                      For the Year Ended December 31, 1996

                                                                                                                        VANGUARD
                                              NEUBERGER &                                                                PRIME
                                                BERMAN           FIDELITY           PIONEER        EUROPACIFIC           MONEY
                                               GUARDIAN          MAGELLAN           CAPITAL          GROWTH              MARKET
                                                 FUND              FUND           GROWTH FUND         FUND                FUND

ADDITIONS TO NET ASSETS
  ATTRIBUTED TO:
  Investment income-
    Net appreciation (depreciation) in
      fair value of investments               $   217,853       $    3,935        $      6,185      $  27,201           $       -

    Dividends                                     389,267           23,428              28,834         19,968              42,321

    Interest                                            -                -                   -              -                   -
                                               ----------        ---------           ---------       --------            --------
                                                  607,120           27,363              35,019         47,169              42,321
                                               ----------        ---------           ---------       --------            --------
  Contributions-
    Transfer from previous plan (Note 1)        3,249,446                -                   -              -             678,345

    Participants' (including rollovers)           269,857          257,598             271,561        148,045              83,125

    Employer's                                     75,363           69,531              74,988         40,084              23,368
                                                ---------         --------            --------       --------            --------
            Total additions                     4,201,786          354,492             381,568        235,298             827,159
                                                ---------         --------            --------       --------            --------

DEDUCTIONS FROM NET ASSETS
  ATTRIBUTED TO:
  Benefits paid to participants                   323,559           17,314               5,927          1,011              11,291
                                                 ---------         --------           --------        -------             --------
NET INCREASE PRIOR TO INTERFUND
  TRANSFERS AND LOAN ACTIVITY, net              3,878,227          337,178             375,641        234,287             815,868


INTERFUND TRANSFERS AND LOAN
  ACTIVITY, net                                  (632,127)          94,501             547,445        392,731               2,678
                                               -----------        ---------           --------        -------            ---------
            Net increase                        3,246,100          431,679             923,086        627,018             818,546


NET ASSETS AVAILABLE FOR PLAN
  BENEFITS:
  Beginning of year                                     -                -                   -              -                   -
                                               ----------         --------            --------       --------            --------
  End of year                                  $3,246,100         $431,679            $923,086       $627,018            $818,546
                                               ----------         --------            --------       --------            --------
                                               ----------         --------            --------       --------            --------


                                                                    PHOENIX DUFF &   DUFF & PHELPS
                                                  VANGUARD          PHELPS CORP.   CREDIT RATING CO.
                                                  BOND INDEX           COMMON           COMMON
                                                   TOTAL               STOCK            STOCK          PARTICIPANT
                                                  BOND FUND            FUND             FUND              LOANS             TOTAL
ADDITIONS TO NET ASSETS
  ATTRIBUTED TO:
  Investment income-
    Net appreciation (depreciation) in
      fair value of investments                 $    (21,744)       $    (7,458)      $   766,419      $       -         $  992,391
    Dividends                                         66,704             11,745             8,356              -            590,623
    Interest                                               -                  -                 -         14,781             14,781
                                                  ----------           --------        ----------       --------         ----------
                                                      44,960              4,287           774,775         14,781          1,597,795
                                                  ----------           --------        ----------       --------         ----------
  Contributions-
   Transfer from previous plan (Note 1)            1,388,508            463,803         1,018,819        200,353          6,999,274
    Participants'                                     78,130                  -           238,200              -          1,346,516
    Employer's                                        31,283                  -            85,554              -            400,171
                                                  ----------           --------        ----------       --------         ----------
            Total additions                        1,542,881            468,090         2,117,348        215,134         10,343,756
                                                  ----------           --------        ----------       --------         ----------
DEDUCTIONS FROM NET ASSETS
  ATTRIBUTED TO:
  Benefits paid to participants                       10,507              2,660            18,522          7,939            398,730
                                                  ----------           --------        ----------       --------         ----------
NET INCREASE PRIOR TO INTERFUND
  TRANSFERS AND LOAN ACTIVITY, net                 1,532,374            465,430         2,098,826        207,195          9,945,026

INTERFUND TRANSFERS AND LOAN
  ACTIVITY, net                                     (285,660)          (168,124)           95,538        (46,982)                 -
                                                  ----------           --------        ----------       --------         ----------
            Net increase                           1,246,714            297,306         2,194,364        160,213          9,945,026

NET ASSETS AVAILABLE FOR
  BENEFITS:
  Beginning of year                                        -                  -                 -              -                  -
                                                  ----------           --------        ----------       --------         ----------
  End of year                                     $1,246,714           $297,306        $2,194,364       $160,213         $9,945,026
                                                  ----------           --------        ----------       --------         ----------
                                                  ----------           --------        ----------       --------         ----------


         The accompanying notes are an integral part of this statement.

                         DUFF & PHELPS CREDIT RATING CO.
                             EMPLOYEES SAVINGS PLAN


                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996
1.  PLAN DESCRIPTION

    The Duff & Phelps Credit Rating Co. Employees Savings Plan (the "Plan") was established effective January 1, 1996, by Duff & Phelps Credit Rating Co. (the "Company"), as a defined contribution plan covering substantially all employees of the Company. The following description of the Plan provides only general information. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

    CONVERSION FROM PHOENIX DUFF & PHELPS CORPORATION

    On October 31, 1994, the spin-off of the Company from its former parent company, Phoenix Duff & Phelps Corporation ("D&P") was finalized. Until December 31, 1995, employees of the Company were eligible to participate in D&P's defined contribution savings plan. On January 1, 1996, the Duff & Phelps Credit Ratings Co. Employees Savings Plan was created, and all Company participant accounts within D&P's plan were transferred in a tax-free rollover to the Plan.

    PLAN ELIGIBILITY

    Company employees who complete at least 501 hours of service in the plan year are eligible to contribute to the Plan.

    EMPLOYEE CONTRIBUTIONS

    Participants may contribute between 1% and 15% of their pre-tax compensation to the Plan, up to a maximum amount determined by Internal Revenue Code (the "IRC") section 401(k). For 1996, this maximum contribution was $9,500. Participants cannot make further "voluntary" contributions to the Plan.

    COMPANY CONTRIBUTIONS

    Company contributions are made by matching 100% of each participant's contributions, up to 3% of the participants eligible compensation per the IRC. For 1996, the amount of eligible compensation was $150,000.

    VESTING

    Employees vest immediately upon commencement of service.

    BENEFIT DISTRIBUTIONS

    Benefits are distributed upon the earliest of either termination, death, or disability in a single lump-sum payment or in installment payments over the life expectancy of the participant, as elected by the participant or the participant's beneficiary.

    PLAN TERMINATION

    Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan. In the event of termination, the participants will be entitled to receive the vested balances in their accounts after payment of all expenses.

    TRUSTEE

    The Plan's trustee is the Wilmington Trust Company. Substantially all of the Plan's assets have been allocated to and invested in selected fixed income, equity and company stock funds at the discretion of each participant.

2.  TAX STATUS

    On September 13, 1996, the Plan requested a determination letter from the Internal Revenue Service stating that the Plan, as written, is in compliance with the requirements of the IRC. The Plan's management and administrator believes that the Plan is currently designed and operated in compliance with the applicable requirements of the IRC and is tax-exempt.

3.  ACCOUNTING POLICIES AND PROCEDURES

    The accompanying financial statements and schedules have been prepared in conformity with generally accepted accounting principles, and the Department of Labor's Rules and Regulations for Reporting and Disclosure
    under the Employee Retirement Income Security Act of 1974.   The books and
    records of the Plan are maintained on the accrual basis of accounting.

    Investments in mutual funds are carried at fair market value as determined by each mutual fund's net asset value. Investments in common stocks are carried at fair market value as determined by the stock's quoted market value on a recognized securities exchange. Loans to participants are carried at their unpaid principal balance.

    All of the costs of administration of the Plan are paid by the Company. Benefit payments to eligible participants are made by the trustee upon instruction from the plan administrator.

    Net realized and unrealized appreciation (depreciation) is recorded in the accompanying statement of changes in net assets available for plan benefits, with fund information, as net appreciation (depreciation) in fair value of investments.

    The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.  INVESTMENTS

    The contract or fair value of individual investments that represent 5% or more of net Plan assets as of December 31, 1996, are as follows:

          Mutual Funds-
            Vanguard Prime Money Market Fund                   $    818,546
            Vanguard Bond Index Total Bond Fund                $  1,246,714
            Neuberger & Berman Guardian Fund                   $  3,246,100
            Pioneer Capital Growth Fund                        $    923,086
            EuroPacific Growth Fund                            $    627,018
          Common Stock Funds-
            Duff & Phelps Credit Rating Co. Common Stock Fund   $ 2,194,364

5.   INVESTMENT FUND DESCRIPTION

     The amounts contributed by the Company and participants are invested in the following investment fund alternatives as selected by participants:

     a. VANGUARD PRIME MONEY MARKET FUND--This fund seeks the maximum current income that is consistent with the preservation of capital and liquidity.

     b. VANGUARD BOND INDEX TOTAL BOND FUND--This fund seeks to replicate the total return of the Lehman Brothers Aggregate Bond Index.

     c. NEUBERGER & BERMAN GUARDIAN FUND--This fund provides an opportunity for capital appreciation through investments in well-established companies.

     d. FIDELITY MAGELLAN FUND--This fund seeks capital appreciation through investments in a mix of large, medium and small company stocks.

     e. PIONEER CAPITAL GROWTH FUND--This fund seeks capital appreciation through investments in small stocks that may have a potential value exceeding their current price.

     f. EUROPACIFIC GROWTH FUND--This fund seeks long term capital growth through investments in non-U.S. companies primarily in Europe and the Pacific Basin.

     g. DUFF & PHELPS CREDIT RATING CO. STOCK FUND--This fund invests solely in the common stock of Duff & Phelps Credit Rating Co.

     h. PHOENIX DUFF & PHELPS CORP. STOCK FUND--This fund invests solely in the common stock of Phoenix Duff & Phelps Corp. and consists entirely of investments transferred from the Phoenix Duff & Phelps Corp. Employees Savings Plan into the Plan. Participants may not contribute additional funds to this fund.

6. FAIR VALUES OF FINANCIAL INSTRUMENTS

   Since all of the investments held by the Plan are based on either quoted market value (for common stock held) or quoted net asset value (for mutual funds), the fair value of investments held equals their carrying value in the financial statements.

                                                                  SCHEDULE I

                         DUFF & PHELPS CREDIT RATING CO.
                             EMPLOYEES SAVINGS PLAN


            ITEM 27a--SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                             As of December 31, 1996

                   (Employer Identification Number 36-3569514)

                                                                         HISTORICAL         CURRENT
            INVESTMENT                                     UNITS            COST             VALUE
Vanguard Money Market Fund*                            816,120.32      $    818,546     $    818,546
Vanguard Bond Index Total Bond Fund*                   126,004.651     $  1,259,891     $  1,246,714
Neuberger & Berman Guardian Fund*                      126,652.075     $  3,033,008     $  3,246,100
Fidelity Magellan Fund                                   5,352.508     $    422,312     $    431,679
Pioneer Capital Growth Fund*                            44,892.194     $    919,698     $    923,086
EuroPacific Growth Fund*                                24,079.029     $    600,031     $    627,018
Duff & Phelps Credit Rating Co. Common Stock
  Fund* **                                                  90,842     $  1,018,730     $  2,194,364
Phoenix Duff & Phelps Corp. Common Stock
  Fund*                                                     41,686     $    331,233     $    297,306

Loans to Participants (interest rates ranging
  from 6.0% to 9.0%)                                             -     $    160,213     $    160,213

          *    Represents more than 5% of net assets available for Plan benefits as of December 31, 1996.
          **   Party in interest

                                                                  Schedule II

                         DUFF & PHELPS CREDIT RATING CO.
                             EMPLOYEES SAVINGS PLAN


                  ITEM 27d--SCHEDULE OF REPORTABLE TRANSACTIONS

                      For the Year Ended December 31, 1996

                   (Employer Identification Number 36-3569514)


                                                                                                          NET
                                    NUMBER OF      PURCHASE           SELLING         COST OF            GAIN
         INVESTMENT               TRANSACTIONS       PRICE             PRICE           ASSET            (LOSS)
Vanguard Prime Money Market
  Fund                                 52         $1,006,241          $  211,065      $  211,063        $     2

Vanguard Bond Index Total Bond
  Fund                                 51         $1,572,054          $  341,790      $  350,388        $(8,598)

Neuberger & Berman Guardian
  Fund                                 64         $3,916,605          $1,037,805      $1,013,210        $24,595

Fidelity Magellan Fund                 71         $  425,351          $   70,125      $   75,556        $(5,431)

Pioneer Capital Growth Fund            83         $  963,674          $   75,598      $   72,810        $ 2,788

EuroPacific Growth Fund                79         $  579,546          $   19,813      $   19,599        $   214

Duff & Phelps Credit Rating Co.
  Common Stock Fund*                   93         $  476,236          $  123,864      $   56,522        $67,342




          *   Party in interest


          NOTE: This schedule was prepared in accordance with the rules and regulations of the Employee Retirement Income Security Act of 1974 to report all transactions involving the same issue which individually or in the aggregate exceed 5% of the net assets of the Plan at the beginning of the year. The original cost for purchases and proceeds for sales equaled the current market value of such investments as of the transaction date.