Form 10-Q
period 1997-06-30
DUFF & PHELPS CREDIT RATING CO
filed 1997-08-12
CIK 928599

-----------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




                                   FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1997

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



              On July 31, 1997, the registrant had 4,899,623
                    shares of common stock outstanding.




-----------------------------------------------------------------------------

               DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                          Quarter Ended June 30, 1997

                                     Index



PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


          Consolidated Condensed Statements of Income                 1
               Three Months Ended June 30, 1997 and
               Three Months Ended June 30, 1996

          Consolidated Condensed Statements of Income                 2
               Six Months ended June 30, 1997 and
               Six Months ended June 30, 1996

          Consolidated Balance Sheets                                 3
               June 30, 1997 and December 31, 1996

          Consolidated Statements of Cash Flows                       4
               Six Months Ended June 30, 1997 and
               Six Months Ended June 30, 1996

          Notes to the Consolidated Financial Statements              5-7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                     8-9
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PART II. - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            10

PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


                 DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                     (Unaudited)

                                                          Three          Three
                                                          Months         Months
                                                           Ended          Ended
                                                          June 30,      June 30,
                                                            1997          1996
                                                          -------       --------
REVENUES (NOTE 1)                                         $16,894        $12,989

EXPENSES
   Employment expenses                                      6,749          5,292
   Other operating expenses                                 4,728          2,807
   Name usage fees--paid to former parent (Note 2)            500            500
   Depreciation and amortization (Note 1)                     538            505
                                                          -------       --------
 Total expenses                                            12,515          9,104

OPERATING INCOME                                            4,379          3,885

  Other income                                                 48             60
  Interest expense (Note 3)                                    98            103
                                                          -------       --------

EARNINGS BEFORE INCOME TAXES                                4,329          3,842

  Income taxes                                              1,827          1,639
                                                          -------       --------
NET EARNINGS                                               $2,502         $2,203
                                                          -------       --------
                                                          -------       --------

 Weighted average shares outstanding (Note 1)               5,597          5,976

EARNINGS PER SHARE (NOTE 1)                                 $0.45          $0.37


             The accompanying notes to the consolidated financial statements are an integral part of these statements.




                   DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                        (In Thousands, Except Per Share Data)
                                       (Unaudited)

                                                           Six             Six
                                                          Months         Months
                                                           Ended          Ended
                                                          June 30,      June 30,
                                                            1997          1996
                                                          -------       --------
REVENUES (NOTE 1)                                         $31,290        $25,227

EXPENSES
   Employment expenses                                     12,873         10,453
   Other operating expenses                                 7,670          5,185
   Name usage fees--paid to former parent (Note 2)          1,000          1,000
   Depreciation and amortization (Note 1)                   1,075          1,008
                                                          -------       --------
 Total expenses                                            22,618         17,646

OPERATING INCOME                                            8,672          7,581

  Other income                                                226             97
  Interest expense (Note 3)                                   217            228
                                                          -------       --------
EARNINGS BEFORE INCOME TAXES                                8,681          7,450

  Income taxes                                              3,663          3,175
                                                          -------       --------
NET EARNINGS                                               $5,018         $4,275
                                                          -------       --------
                                                          -------       --------
 Weighted average shares outstanding (Note 1)               5,629          5,997

EARNINGS PER SHARE (NOTE 1)                                 $0.89          $0.71


        The accompanying notes to the consolidated financial statements are an integral part of these statements.



                   DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS
                                     (In Thousands)

                                                         June 30,      December 31,
ASSETS                                                     1997           1996
                                                        -----------      --------
                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                $  554          $  0
  Accounts receivable, net of allowance for doubtful
     accounts of $228 and $212, respectively               10,898         10,298
  Other assets                                                542            642
                                                        -----------      --------
     Total current assets                                  11,994         10,940

OFFICE FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
     net of accumulated depreciation of $3,590 and
      $3,042, respectively (Note 1)                         4,599          4,540

OTHER ASSETS:
  Intangible assets (Note 1)                                2,169          2,319
  Goodwill  (Note 1)                                       22,720         23,094
  Other long-term investments                               1,136          1,019
  Other long-term assets                                       65            214
                                                        -----------      --------
TOTAL ASSETS                                              $42,683        $42,126
                                                        -----------      --------
                                                        -----------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued compensation and employment taxes              $  3,991       $  5,756
  Accounts payable                                          4,191          3,193
  Accrued income tax                                           74            576
  Advance service fee billings to clients (Note 1)          1,751          1,314
  Other current liabilities                                    17             15
                                                        -----------      --------
     Total current liabilities                             10,024         10,854

 LONG -TERM DEBT (Note 3)                                   9,500          5,500

OTHER LONG-TERM LIABILITY (Note 4)                            717            717

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value: 3,000 shares authorized,
    zero outstanding                                            0              0
  Common stock, no par value; 15,000 shares authorized,
    4,926 and 5,541 shares issued and
    outstanding, respectively                                   0          5,030
  Retained earnings                                        22,442         20,025
                                                        -----------      --------
TOTAL STOCKHOLDERS' EQUITY                                 22,442         25,055
                                                        -----------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $42,683        $42,126
                                                        -----------      --------
                                                        -----------      --------

             The accompanying notes to the consolidated financial statements are an integral part of these statements.



                   DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In Thousands)
                                       (Unaudited)

                                                       Six Months     Six Months
                                                          Ended          Ended
                                                         June 30,       June 30,
                                                           1997           1996
                                                         --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings                                        $  5,018      $   4,275
     Decrease (increase) in accounts receivable              (600)         2,793
     Decrease in accrued compensation and
      employment taxes                                     (1,765)        (1,757)
     Increase (decrease) in advance service
      fee billings                                            437           (259)
     Depreciation and amortization                          1,075          1,007
     Decrease in income taxes payable                        (519)          (525)
     Decrease in other assets and liabilities - net         1,130            128
                                                         --------      ---------
Cash provided by operating activities                       4,776          5,662
                                                         --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Decrease (increase) in other long-term investments         9           (174)
     Purchase of office furniture, equipment
         and leasehold improvements-net of retirements       (608)          (890)
                                                         --------      ---------
Cash used in investing activities                            (599)        (1,064)
                                                         --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Deferred financing                                       (11)             0
     Dividends paid to shareholders                          (307)          (330)
     Issuances of common stock                                664            373
     Repurchase of common stock                            (7,969)        (3,241)
     Increase of long-term debt                            10,500          1,500
     Decrease of long-term debt                            (6,500)        (3,000)
                                                         --------      ---------
Cash used in financing activities                          (3,623)        (4,698)
                                                         --------      ---------
NET CHANGE IN CASH                                            554           (100)
                                                         --------      ---------
CASH, BEGINNING OF PERIOD                                       0            233
                                                         --------      ---------
CASH, END OF PERIOD                                        $  554        $   133
                                                         --------      ---------
                                                         --------      ---------

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

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include those assets, liabilities, revenues and expenses directly attributable to the Company's operations in the periods presented.

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

NEW ACCOUNTING PRONOUNCEMENTS

     Recently the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") which changes the disclosure of earnings per share ("EPS") data. SFAS 128 replaces the presentation of "primary" EPS with "basic" EPS. Under SFAS 128
"diluted" EPS, the dilutive effect of outstanding share options is computed similarly to "fully diluted" EPS. Under SFAS 128 the dilutive effect of outstanding shares is computed using the "average share price" for the period rather than the "greater of the average share price or end of period share price." By these standards the pro forma basic EPS for the six months ended June 30, 1997 would be $.98 per share for 5,099,984 average shares outstanding; and for the six months ended June 30, 1996 would be $.78 per share for 5,508,412 average shares outstanding. The difference between these weighted average share figures and those presented on the consolidated condensed statements of income is due to the dilutive effect of outstanding stock options.

2    RELATED PARTIES:

SERVICE FEES PAID TO D&P

     A name use fee agreement in effect between the Company and D&P requiring payment of $2 million per year is included in the Company's financial results for the periods presented. Effective September 30, 2000, the name use fee reduces to $10 thousand per year.

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

3    LONG-TERM DEBT AND SUPPLEMENTAL CASH FLOWS INFORMATION:

     Long-term debt obligations were $9.5 million and $5.5 million, bearing interest of 6.2 percent and 6.3 percent, for the periods ended June 30, 1997 and December 31, 1996, respectively. Cash interest and fees paid were $.1 million for three months ended June 30, 1997 and $.2 million for the six months ended June 30, 1997.

     Dividends paid totaled $0.2 million, and repurchases of 160,900 shares amounted to $4.8 million during the second quarter of 1997.

     Income taxes paid were $2.4 million during the second quarter of 1997 and $4.2 million in the first half of 1997.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

                THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH
                       THREE MONTHS ENDED JUNE 30, 1996

     Revenues for the three months ended June 30, 1997, were $16.9 million, an increase of approximately 30 percent, or $3.9 million over the $13.0 million recorded in the corresponding period in 1996.

     The growth in revenues and earnings was the result of strong performance by both the corporate and structured finance rating businesses, which posted 14 percent and 66 percent revenue increases, respectively. Each major segment of the Company's corporate rating business achieved higher revenues due to the addition of new clients and continuing moderate level of financing activity. The structured finance revenue increase was primarily contributed by the on-going strong performance of the real estate and asset-backed sectors. The Company's international business, which is incorporated in the corporate and structured revenue comparisons above, also exhibited strong double-digit revenue growth.

     For the quarter ending June 30, 1997, operating expenses were up 37 percent primarily reflecting higher compensation expenses and travel expenses reflecting the increase in business and higher expenses and legal fees incurred in the connection with the litigation matters discussed in
Note 4.

     Net earnings for the second quarter of 1997 increased 14 percent to $2.5 million, while earnings per share increased 22 percent to $0.45 compared with $0.37 in 1996.

                 SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH
                        SIX MONTHS ENDED JUNE 30, 1996

     Revenues for the six months ended June 30, 1997, were $31.3 million, an increase of 24 percent, or $6.1 million over the $25.2 million recorded in the corresponding period in 1996. Rating revenues accounted for $6.5 million of the increase and were offset by a decline in other revenues of $.4 million.

     Rating revenues were favorably impacted by a 14 percent increase in corporate rating revenues and a 50 percent increase in structured finance rating revenues for the same reasons as described above.

     Operating income for the six months ended June 30, 1997, was $8.7 million, an increase of 14 percent, or $1.1 million over the $7.6 million recorded in the first half of 1996. This increase is a result of the revenue increase discussed above, offset by an increase in operating expenses of $5 million or approximately 28 percent. Expense increases were primarily related to higher compensation and travel expenses reflecting the increase in business and higher expenses and legal fees incurred in connection with the litigation matters discussed in Note 4.

     Net earnings for the first half of 1997 increased to $5 million from $4.3 million, while earnings per share were $0.89 compared to last year's $0.71.

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures totaled $0.6 million for the first half of 1997 and are anticipated to be approximately $1.8 million for the 1997 fiscal year, primarily for leasehold improvements, office fixtures and computer equipment to accommodate the increase in staff.

     Dividends paid totaled $0.3 million in the first half of 1997, and repurchases of 281,250 shares during the first half of 1997 amounted to $8 million.

     The Company has in place a $20 million, revolving credit agreement. As of June 30, 1997, $9.5 million was outstanding under the facility at a floating rate of approximately 6.2 percent. Commitment fees are accrued on the unused facility at an annual rate of .25 percent and are paid quarterly. The credit agreement contains certain financial covenants which the Company is currently in compliance with.

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

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  On May 13, 1997 an annual meeting of stockholders was held.

     (b) Each of the five nominees for director were elected by a majority of shareholders' votes to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. The directors elected were Paul J. McCarthy, Philip T. Maffei, Milton L. Meigs, Jonathan Ingham and Donald J. Herdrich.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit No.    Description
             27          Financial Data Schedule

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         Duff & Phelps Credit Rating Co.



                         /s/ Marie C. Becker
                         ------------------------------------
                         Marie C. Becker, Vice President and
                           Chief Accounting Officer/Controller

August 11, 1997