Form 10-Q
period 1997-09-30
DUFF & PHELPS CREDIT RATING CO
filed 1997-10-15
CIK 928599

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

                       For the quarter ended September 30, 1997

                            Commission file number 1-13286
                                    --------------



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


    On September 30, 1997, the registrant had 4,908,468 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                           Quarter Ended September 30, 1997

                                        Index



PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


         Consolidated Condensed Statements of Income                 1
              Three Months Ended September 30, 1997 and
              Three Months Ended September 30, 1996

         Consolidated Condensed Statements of Income                 2
              Nine Months ended September 30, 1997 and
              Nine Months ended September 30, 1996

         Consolidated Balance Sheets                                 3
              September 30, 1997 and December 31, 1996

         Consolidated Statements of Cash Flows                       4
              Nine Months Ended September 30, 1997 and
              Nine Months Ended September 30, 1996

         Notes to the Consolidated Financial Statements              5-7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                     8-9
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                           10

Part I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                        (In Thousands, Except Per Share Data)
                                     (Unaudited)

                                               Three  Months    Three  Months
                                                   Ended            Ended
                                               September 30,    September 30,
                                                  1997             1996
                                               -------------    -------------

REVENUES (NOTE 1)                                   $16,710          $12,184

EXPENSES
   Employment expenses                                7,131             5,020
   Other operating expenses                           4,411             2,609
   Name usage fees--paid to former
   parent (Note 2)                                      500               500
   Depreciation and amortization (Note 1)               555               505
                                                 ----------        ----------
 Total expenses                                      12,597             8,634

OPERATING INCOME                                      4,113             3,550

  Other income                                           91              125
  Interest expense (Note 3)                             131               89

EARNINGS BEFORE INCOME TAXES                          4,073             3,586

  Income taxes                                        1,793             1,524
                                                 ----------        ----------

NET EARNINGS                                         $2,280            $2,062
                                                 ----------        ----------
                                                 ----------        ----------

 Weighted average shares outstanding (Note 1)         5,238             5,822

EARNINGS PER SHARE (NOTE 1)                           $0.44             $0.35

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                        (In Thousands, Except Per Share Data)
                                     (Unaudited)

                                                Nine Months     Nine Months
                                                   Ended            Ended
                                               September 30,    September 30,
                                                  1997              1996
                                               -------------    -------------

REVENUES (NOTE 1)                                   $47,999           $37,412

EXPENSES
   Employment expenses                               20,004            15,473
   Other operating expenses                          12,081             7,796
   Name usage fees--paid to former
   parent (Note 2)                                    1,500             1,500
   Depreciation and amortization (Note 1)             1,629             1,513
                                                 ----------        ----------
 Total expenses                                      35,214            26,282

OPERATING INCOME                                     12,785            11,130

  Other income                                          317               222
  Interest expense (Note 3)                             348               316
                                                 ----------        ----------

EARNINGS BEFORE INCOME TAXES                         12,754            11,036

  Income taxes                                        5,456             4,699
                                                 ----------        ----------

NET EARNINGS                                         $7,298            $6,337
                                                 ----------        ----------
                                                 ----------        ----------

 Weighted average shares outstanding (Note 1)         5,331             5,875

EARNINGS PER SHARE (NOTE 1)                           $1.37             $1.08

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                    (In Thousands)



                                                                September 30,     December 31,
ASSETS                                                             1997               1996
                                                               ---------------   ---------------
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                            $  273             $  0
  Accounts receivable, net of allowance for doubtful
     accounts of $356 and $219, respectively                           12,546           10,298
  Other assets                                                            705              642
                                                                 ------------     ------------
     Total current assets                                              13,524           10,940

OFFICE FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
     net of accumulated depreciation of $3,847 and
     $3,042, respectively (Note 1)                                      4,707            4,540

OTHER ASSETS:
  Intangible assets (Note 1)                                            2,091            2,319
  Goodwill  (Note 1)                                                   22,533           23,094
  Other long-term investments                                           1,685            1,019
  Other long-term assets                                                   66              214
                                                                 ------------     ------------

TOTAL ASSETS                                                          $44,606          $42,126
                                                                 ------------     ------------
                                                                 ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued compensation and employment taxes                          $  6,048         $  5,756
  Accounts payable                                                      3,405            3,193
  Accrued income tax                                                     (271)             576
  Advance service fee billings to clients (Note 1)                      1,746            1,314
  Other current liabilities                                                31               15
                                                                 ------------     ------------
     Total current liabilities                                         10,959           10,854

 LONG -TERM DEBT (Note 3)                                               9,500            5,500

OTHER LONG-TERM LIABILITY (Note 4)                                         17              717

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value: 3,000 shares authorized,
     zero outstanding                                                       0                0
  Common stock, no par value; 15,000 shares authorized,
     4,908 and 5,152 shares issued and outstanding, respectively           50            5,030
  Retained earnings                                                    24,080           20,025
                                                                 ------------     ------------

TOTAL STOCKHOLDERS' EQUITY                                             24,130           25,055
                                                                 ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $44,606          $42,126
                                                                 ------------     ------------
                                                                 ------------     ------------

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                     (Unaudited)



                                                                 Nine Months       Nine Months
                                                                    Ended            Ended
                                                                September 30,    September 30,
                                                                   1997               1996
                                                               ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings                                                    $  7,298         $  6,337
     Decrease (increase) in accounts receivable                        (2,247)           1,930
     Increase (decrease) in accrued compensation and
        employment taxes                                                  292           (1,062)
     Increase (decrease) in advance service fee billings                  432             (319)
     Depreciation and amortization                                      1,629            1,513
     Decrease in income taxes payable                                    (369)            (128)
     Increase (decrease) in other assets and liabilities - net           (553)             318
                                                                   ----------       ----------
 Cash provided by operating activities                                  6,482            8,589
                                                                   ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Increase in other long-term investments                             (507)            (318)
     Purchase of office furniture, equipment
        and leasehold improvements-net of retirements                    (990)          (1,231)
                                                                   ----------       ----------
 Cash used in investing activities                                     (1,497)          (1,549)
                                                                   ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Deferred finance costs                                               (11)              (7)
     Dividends paid to shareholders                                      (453)            (492)
     Issuances of common stock                                            967              994
     Repurchase of common stock                                        (9,215)          (6,245)
     Increase of long-term debt                                        16,750           (1,500)
     Decrease of long-term debt                                       (12,750)               0
                                                                   ----------       ----------
Cash used in financing activities                                      (4,712)          (7,250)
                                                                   ----------       ----------

NET CHANGE IN CASH                                                        273             (210)
                                                                   ----------       ----------

CASH, BEGINNING OF PERIOD                                                   0              233
                                                                   ----------       ----------

CASH, END OF PERIOD                                                    $  273            $  23
                                                                   ----------       ----------
                                                                   ----------       ----------


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

NEW ACCOUNTING PRONOUNCEMENTS

    Recently the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") which changes the disclosure of earnings per share ("EPS") data. SFAS 128 replaces the presentation of "primary" EPS with "basic" EPS. Under SFAS 128 "diluted" EPS, the dilutive effect of outstanding share options is computed similarly to "primary" EPS as calculated by the Company in the accompanying financial statements. Under SFAS 128 the dilutive effect of outstanding shares is computed using the "average share price" for the period rather than the "greater of the average share price or end of period share price." By these standards the pro forma basic EPS for the nine months ended September 30, 1997 would be $1.45 per share for 5,035,618 average shares outstanding; and for the nine months ended September 30, 1996 would be $1.16 per share for 5,465,467 average shares outstanding. The difference between these weighted average share figures and those presented on the consolidated condensed statements of income is due to the dilutive effect of outstanding stock options.

2   RELATED PARTIES:

SERVICE FEES PAID TO D&P

    A name use fee agreement in effect between the Company and D&P requiring payment of $2 million per year is included in the Company's financial results for the periods presented. Effective September 30, 2000, the name use fee reduces to $10 thousand per year.

SERVICE FEES PAID TO THE COMPANY

    The Company and D&P are parties to service and support agreements under which the Company provides D&P with fixed income research services for an annual fee of $0.9 million and administrative services for a fee that represents actual expenses incurred by the Company on behalf of D&P. For the periods presented, the fixed-income research fees are included in revenue, and the administrative support fees offset other operating expenses. The fixed income research agreement expires on September 30, 2000.

3   LONG-TERM DEBT AND SUPPLEMENTAL CASH FLOWS INFORMATION:

    Long-term debt obligations were $9.5 million and $5.5 million, bearing interest of 6.2 percent and 6.3 percent, for the periods ended September 30, 1997 and December 31, 1996, respectively. Cash interest and fees paid were $.1 million for three months ended September 30, 1997 and $.4 million for the nine months ended September 30, 1997.

    Dividends paid totaled $0.2 million, and repurchases of 41,155 shares amounted to $1.2 million during the third quarter of 1997.

    Income taxes paid were $1.6 million during the third quarter of 1997 and $5.7 million in the nine months of 1997.

4   LITIGATION MATTERS:

    During 1993, several legal actions were filed against the Company in the U.S. District court for the Southern District of New York by holders of secured promissory notes ("Notes") of Towers Financial Corporation ("Towers") and holders of bonds ("Bonds") issued by subsidiaries of Towers in five structured financing transactions. Towers collapsed in 1993 amid allegations of massive fraud and is in bankruptcy. The Company had rated the Bonds but had not rated the Notes. It was alleged that $245 million of Notes were sold that are worthless and that $200 million of Bonds were sold that have lost much or all of their value. Directors and officers of Towers, lawyers, accountants, broker-dealers and the indenture trustee for the Bonds were also named as defendants in one or more of the actions. The plaintiffs in the actions contended that the Company and the other defendants were liable for losses the plaintiffs have suffered and for punitive damages. The holders of the Bonds also sought recovery from the Company of treble damages under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). It was asserted that the Company, in its ratings and its monitoring of the transactions after ratings were issued, was either fraudulent or negligent in failing to discover the alleged fraud of Towers and its officers or in taking other action that allegedly induced purchases of the Bonds and the Notes. The Company denied these assertions. The Company's ratings were based upon (and assumed the accuracy of) the information provided to it by Towers and its officers. The Company took the position that it could not be expected to detect fraud or discover variances from the structure of a rated security when the information provided to it demonstrates compliance with that structure. In 1996, the legal actions filed by the holders of the Notes were dismissed by the federal courts and the RICO claim of the holders of the Bonds was dismissed. In September 1997, the holders of the Bonds and the Company resolved their disputes, and the legal actions filed by the holders of the Bonds were dismissed by the federal courts. See Management's Discussion and Analysis of Results of Operations and Financial Condition for the three and nine months ended September 30, 1997.

    The Company is involved in other litigation, which in the opinion of management would not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH
                        THREE MONTHS ENDED SEPTEMBER 30, 1996

    Revenues for the three months ended September 30, 1997, were $16.7 million, an increase of approximately 37 percent, or $4.5 million over the $12.2 million recorded in the corresponding period in 1996. Rating revenues accounted for $4.7 million of the increase and were offset by a decline in other revenues of $.2 million.

    The substantial growth in third quarter revenues and earnings was the result of strong performance by both the corporate and structured finance rating businesses, which posted 36 percent and 53 percent revenue increases, respectively. Both domestic and international growth coupled with favorable market conditions led to the increased revenue performance. Corporate rating growth was paced by our financial services groups, and the structured finance increase was led by the continuing strong performance of the real estate sectors.

    For the quarter ending September 30, 1997, total operating expenses were up 46 percent or $4.0 million. Employment expense accounted for 53 percent of the increase primarily reflecting higher incentive compensation due to the increase in revenues, and 38 percent is accounted for by the increase in litigation costs incurred in connection with the matters discussed in Note 4.

    Net earnings for the third quarter of 1997 increased 11 percent to $2.3 million, while earnings per share were $0.44 compared with $0.35 in 1996.

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH
                         NINE MONTHS ENDED SEPTEMBER 30, 1996

    Revenues for the nine months ended September 30, 1997, were $48.0 million, an increase of 28 percent, or $10.6 million over the $37.4 million recorded in the corresponding period in 1996. Rating revenues accounted for $11.2 million of the increase and were offset by a decline in other revenues of $.6 million.

    Rating revenues were favorably impacted by a 21 percent increase in corporate rating revenues and a 51 percent increase in structured finance rating revenues for the same reasons as described above.

    Operating income for the nine months ended September 30, 1997, was $12.8 million, an increase of 15 percent, or $1.7 million over the $11.1 million recorded in the nine months of 1996. This increase is a result of the revenue increase discussed above, offset by an increase in operating expenses of $8.9 million or approximately 34 percent. Employment expense accounted for 51 percent of the increase primarily reflecting higher incentive compensation due to the increase in revenues, and 38 percent is the result of increased litigation costs incurred in conneciton with the matters discussed in Note 4.

    Net earnings for the nine months of 1997 increased to $7.3 million from $6.3 million, while earnings per share were $1.37 compared to last year's $1.08.

LIQUIDITY AND CAPITAL RESOURCES

    Capital expenditures totaled $1.0 million for the nine months of 1997 and are anticipated to be approximately $1.8 million for the 1997 fiscal year, primarily for leasehold improvements, office fixtures and computer equipment to accommodate the increase in staff.

    Dividends paid totaled $0.5 million in the nine months of 1997; share and share equivalent repurchases of 322,405 shares during the nine months of 1997 amounted to $9.2 million.

    The Company has in place a $20 million, revolving credit agreement. As of September 30, 1997, $9.5 million was outstanding under the facility at a floating rate of approximately 6.2 percent. Commitment fees are accrued on the unused facility at an annual rate of .25 percent and are paid quarterly. The credit agreement contains certain financial covenants which the Company is currently in compliance with.

    The Company believes that funds provided by operations and amounts available under its credit agreement will provide adequate liquidity for the foreseeable future.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


    During 1993, several legal actions were filed against the Company in the U.S. District court for the Southern District of New York by holders of secured promissory notes ("Notes") of Towers Financial Corporation ("Towers") and holders of bonds ("Bonds") issued by subsidiaries of Towers in five structured financing transactions. Towers collapsed in 1993 amid allegations of massive fraud and is in bankruptcy. The Company had rated the Bonds but had not rated the Notes. It was alleged that $245 million of Notes were sold that are worthless and that $200 million of Bonds were sold that have lost much or all of their value. Directors and officers of Towers, lawyers, accountants, broker-dealers and the indenture trustee for the Bonds were also named as defendants in one or more of the actions. The plaintiffs in the actions contended that the Company and the other defendants were liable for losses the plaintiffs have suffered and for punitive damages. The holders of the Bonds also sought recovery from the Company of treble damages under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). It was asserted that the Company, in its ratings and its monitoring of the transactions after ratings were issued, was either fraudulent or negligent in failing to discover the alleged fraud of Towers and its officers or in taking other action that allegedly induced purchases of the Bonds and the Notes. The Company denied these assertions. The Company's ratings were based upon (and assumed the accuracy of) the information provided to it by Towers and its officers. The Company took the position that it could not be expected to detect fraud or discover variances from the structure of a rated security when the information provided to it demonstrates compliance with that structure. In 1996, the legal actions filed by the holders of the Notes were dismissed by the federal courts and the RICO claim of the holders of the Bonds was dismissed. In September 1997, the holders of the Bonds and the Company resolved their disputes, and the legal actions filed by the holders of the Bonds were dismissed by the federal courts. See Management's Discussion and Analysis of Results of Operations and Financial Condition for the three and nine months ended September 30, 1997.

    The Company is involved in other litigation, which in the opinion of management would not have a material adverse effect on the Company's financial position or results of operations.

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




                                  Duff & Phelps Credit Rating Co.




October 15, 1997
                                  /s/ Marie C. Becker
                                  -----------------------------------
                                  Marie C. Becker
                                  Chief Accounting Officer/Controller