Form 10-K405
period 1997-12-31
DUFF & PHELPS CREDIT RATING CO
filed 1998-03-30
CIK 928599

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ___________ to ___________

Commission file number 1-13286
                                   -----------

                         DUFF & PHELPS CREDIT RATING CO.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        ILLINOIS                                     36-3569514
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

      55 East Monroe Street
       Chicago, Illinois                                       60603
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (312) 368-3100
                                   -----------

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
-------------------------------       -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./X/

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1998, computed by reference to the last reported price at which the stock was sold on such date, was $223,799,844.

The number of shares outstanding of the registrant's common stock, without par value, as of March 20, 1998 was 4,833,999.

Portions of the following                  Part of this Form 10-K into which the
documents are incorporated by              document is incorporated
reference into this Form 10-K:             by reference:
------------------------------             -------------------------------------
Duff & Phelps Credit Rating Co.            Part III
Proxy Statement dated March 31, 1998

                                     PART I

Item 1.       Business.

General

         Duff & Phelps Credit Rating Co. ("Credit Rating" or the "Company") is an internationally recognized credit rating agency which was established in 1982. The credit rating business was an outgrowth of the fixed income research services provided by the firm, and/or its predecessors, dating back to 1932. Credit Rating was incorporated in Illinois in 1987 as a wholly-owned subsidiary of Duff & Phelps Corporation, at which time Duff & Phelps Corporation contributed substantially all of the assets and liabilities of its credit rating business to Credit Rating. On October 31, 1994, Duff & Phelps Corporation distributed to its stockholders all of the outstanding shares of common stock of Credit Rating. The dividend of one share of common stock of Credit Rating for each three shares of Duff & Phelps Corporation common stock was distributed to the stockholders of Duff & Phelps Corporation of record as of October 26, 1994. As a result of the distribution, Credit Rating owns and operates the credit rating business as an independent public company.

Products and Services

         Credit Rating issues credit ratings on domestic and international corporate and sovereign bonds, preferred stocks, commercial paper, certificates of deposit, structured financings and insurance company claims paying ability. To a lesser extent, Credit Rating issues credit ratings on municipal securities. Credit ratings typically are issued for a fee paid by the issuer, and are published for access by investors, issuers, investment bankers, traders and the general public. Credit ratings concern only credit quality and are not recommendations to either buy or sell rated securities, certificates of deposit or insurance policies.

         Credit ratings are issued in response to requests from issuers or investment bankers. Requested ratings are for corporate short and long-term fixed obligations, sovereign financings and structured finance programs, including securitizations of receivables such as auto loans, credit cards, residential real estate loans and commercial real estate loans, as well as single project financings. In addition, claims paying ability ratings are issued for life, property/casualty, financial guaranty, title and mortgage insurance companies.

         Credit Rating's professional staff analyzes the factors which determine an issuer's credit quality and summarizes the basis for ratings. Credit ratings are assigned and reviewed by a Credit Rating Committee composed of senior Credit Rating officers and managers. Ratings are monitored and reviewed at appropriate intervals depending on the type of rating.

A watch list is utilized to alert clients to ratings that are under review for potential rating changes. New ratings, the watch list, and changes to existing ratings are primarily communicated through news releases to financial news services, on-line data products, electronic and print media, and through Credit Rating's research publications.

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

Revenues

         Revenue is derived from fees for ratings in connection with debt issuance, annual surveillance of outstanding rated securities, and research subscriptions. Although revenue is sensitive to the level of debt issuance, fees from annual surveillance and research subscriptions tend to stabilize the revenue base. Credit Rating's fee schedule depends upon the type and amount of securities issued, the type of company or issue rated, the complexity of the transaction, and the types of services subscribed to for research publications. Revenues increased from $24.7 million in 1992 to $67.0 million in 1997, a five-year compound annual growth rate of approximately 22 percent. This performance reflects a number of factors: increased market penetration by Credit Rating in the traditional corporate and structured finance rating businesses, the increasing number of new financial instruments that require ratings, the expansion of international rating activities, the growing use of multiple agencies for ratings and the January 1994 transfer of the fixed income research business from Credit Rating's former parent. No single client represented more than 2.0 percent of Credit Rating's revenues in 1997.

         Revenues for the year ended December 31, 1997, were $67.0 million, an increase of 26 percent or $13.9 million, over the $53.1 million recorded in 1996. Corporate rating revenues rose 19 percent or $5.2 million while structured finance rating revenues increased 44 percent or $9.1 million. Rating revenue increases were partially offset by a decline in fixed income research revenues of $.4 million.

         Revenues for the year ended December 31, 1996, were $53.1 million, an increase of 15 percent or $7.1 million, over the $46.0 million recorded in 1995. Corporate rating revenues rose 13 percent or $3.2 million while structured finance rating revenues increased 29 percent or $4.6 million. Rating revenue increases were partially offset by a decline in fixed income research revenues of $0.7 million.

Marketing

         Credit Rating's marketing staff, as well as senior analytical staff, introduces the rating service to prospective issuers, and markets Credit Rating's research services to institutional investors, investment bankers, and other key users of credit ratings. Management of Credit Rating believes that the breadth of its research client base has led issuers to recognize the value of its rating services to purchasers of securities rated by Credit Rating. Credit Rating provides a comprehensive service that includes publicity for the ratings and rating rationale for each issuer. Credit Rating also conducts seminars, participates in conferences and publishes timely articles related to securities analysis.

Competition

         Credit Rating competes primarily with three other full-service nationally recognized credit rating agencies. Moody's Investors Service, Inc. and Standard & Poor's dominate the market and are much larger than Credit Rating. Since multiple agencies are increasingly used for ratings in the domestic and international markets, Credit Rating management believes that significant growth opportunities exist in the credit ratings market. In addition, more international issuers now have the ability to access the capital markets of the United States for financing than in the past. Further, Credit Rating penetrates the international market through strategic joint ventures and its London and Hong Kong offices.

         Structured finance ratings are transaction specific, and while growth of related rating revenue has been substantial, there remains the potential for further growth through penetration and continued development of the structured finance markets, especially internationally. As part of its marketing efforts, Credit Rating attempts to identify new financial products or emerging markets not fully covered by other rating agencies. This strategy has allowed Credit Rating to gain significant market penetration in rating domestic and international structured real estate financings. Moreover, the London and Hong Kong offices provide opportunities for Credit Rating to continue to penetrate the structured finance rating market and to pursue rating opportunities in the corporate market in Europe, Africa and in Asia as well.

         While precise statistics are not available on industry revenues as each of Credit Rating's competitors are privately owned or are part of larger corporations, Credit Rating estimates its comparable 1997 revenues to be equal to approximately 15 percent of the revenues of its largest competitor. Credit Rating's market penetration, however, is believed to vary significantly depending on market sector. For example, Credit Rating has an inconsequential share of the municipal and mutual fund rating market as historically it has not actively competed in this segment. However, Credit Rating believes its share of the rating business for insurance company claims paying ability, structured financings, and certain segments of the corporate market is much more meaningful. Specifically, in the United States market, Credit Rating has issued claims paying ability ratings on 82 percent of the 100 largest life insurance companies. Credit Rating rates approximately 70 percent of the companies comprising the investor-owned electric utility industry and about 73 percent of the 50 largest local telephone companies. Of banks and finance companies, Credit Rating rates approximately 80 percent and 70 percent, respectively, of the 50 largest companies. Credit Rating also rates 48 percent of Fortune 100 companies. On the structured finance side of the business, Credit Rating currently rates nearly 75 percent of the privately-placed asset-backed securities transactions and 60 percent of the top ten public issuers of asset-backed securities. Market share penetration for the commercial real estate-backed securities market is approximately 40 percent and about 30 percent for the residential real estate-backed market.

         Credit Rating believes that significant growth opportunities continue to exist for the following reasons: 1) generally low market penetration; 2) the growing use of multiple agencies for ratings; 3) the increasing number of new financial instruments which require ratings; and 4) the growth of international financial markets. Moreover, as part of its strategy to grow, Credit Rating has established joint ventures in certain North and South American, European, African and Asian countries (see "--International") and has offices in London and Hong Kong.

International

         Credit Rating has joint venture offices in Argentina, Bangladesh, Brazil, Canada, Chile, Colombia, India, Indonesia, Italy, Mexico, Pakistan, Peru, Singapore, South Africa, Turkey and Venezuela as of December 31, 1997 and is pursuing joint venture relationships in several Asian and European countries. Additionally, Credit Rating maintains its designation as a rating agency in Japan, which was granted in October 1992 by the Minister of Finance of Japan.

         In July 1994, Credit Rating organized Duff & Phelps Credit Rating Co. of Europe, a U.S. wholly-owned subsidiary with an office in London, to provide rating services in the United Kingdom and throughout Europe, as well as Africa.

         In July 1996, Credit Rating organized Duff & Phelps Credit Rating Co. of Asia, a U.S. wholly-owned subsidiary with an office in Hong Kong, to provide rating services in Hong Kong and throughout Asia.

Employees

         As of December 31, 1997, Credit Rating employed 268 persons. Credit Rating considers its employee relations to be satisfactory.

Executive Officers of Credit Rating

         The executive officers of Credit Rating are as follows:


Name                                                 Age    Position
----                                                 ---    --------

Paul J. McCarthy...................................  59     Chairman of the Board, Chief Executive Officer,
                                                            Chief Financial Officer and Director
Philip T. Maffei...................................  54     President, Chief Operating Officer and Director
Ernest T. Elsner...................................  57     Executive Vice President and General Counsel
Peter J. Stahl.....................................  48     Executive Vice President
Larry A. Brossman..................................  64     Executive Vice President


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

Item 2.       Properties.

         Credit Rating, which is headquartered in Chicago, conducts its operations through offices located in Chicago, Illinois; New York, New York; London, England; and Hong Kong; in which locations it leases a total of approximately 99,955 square feet of office space.

Item 3.       Legal Proceedings.

         During 1993, several legal actions were filed against Credit Rating in the U.S. District Court for the Southern District of New York by holders of secured promissory notes ("Notes") of Towers Financial Corporation ("Towers") and holders of bonds ("Bonds") issued by subsidiaries of Towers in five structured financing transactions. Towers collapsed in 1993 amid allegations of massive fraud and is in bankruptcy. Credit Rating had rated the Bonds but had not rated the Notes. It was alleged that $245 million of Notes were sold that are worthless and that $200 million of Bonds were sold that have lost much or all of their value. Directors and officers of Towers, lawyers, accountants, broker-dealers and the indenture trustee for the Bonds were also named as defendants in one or more of the actions. The plaintiffs in the actions contended that Credit Rating and the other defendants were liable for losses the plaintiffs have suffered and for punitive damages. The holders of the Bonds also sought recovery from Credit Rating of treble damages under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). It was asserted that Credit Rating, in its ratings and its monitoring of the transactions after ratings were issued, was either fraudulent or negligent in failing to discover the alleged fraud of Towers and its officers or in taking other action that allegedly induced purchases of the Bonds and the Notes. Credit Rating denied these assertions. Credit Rating's ratings were based upon (and assumed the accuracy of) the information provided to it by Towers and its officers. Credit Rating took the position that it could not be expected to detect fraud or discover variances from the structure of a rated security when the information provided to it demonstrates compliance with that structure. In 1996, the legal actions filed by the holders of the Notes were dismissed by the federal courts and the RICO claim of the holders of the Bonds was dismissed. In September 1997, the holders of the Bonds and the Company resolved their disputes, and the legal actions filed by the holders of the Bonds were dismissed by the federal courts. See Management's Discussion and Analysis of Results of Operations and Financial Condition for the year ended December 31, 1997.

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

                                     PART II

Item 5.       Market for Registrant's Common Equity
              and Related Stockholder Matters.

Price Range of Common Stock

         The Company's common stock has traded on the New York Stock Exchange ("NYSE") under the ticker symbol "DCR" since October 24, 1994. The following table sets forth the high and low sales prices per share for the common stock traded on the NYSE for the periods indicated:


1997                    High           Low                    1996                    High           Low
----                    ----------    ----------         -------------            ---------       ----------
Fourth Quarter.........  $41 13/16     $31 15/16         Fourth Quarter..........  $24 1/8         $21 7/8
Third Quarter..........   32            29 5/8           Third Quarter...........   22 3/8          19 1/8
Second Quarter.........   30 3/4        25 3/4           Second Quarter..........   21 1/4          16 1/8
First Quarter..........   27 1/8        23 7/8           First Quarter...........   16              14




         As of February 24, 1998, there were approximately 98 holders of record of the Company's common stock.

Dividend Policy

         During 1997, 1996 and 1995, the Company paid a regular quarterly dividend of $0.03 per share. The Company intends to continue to pay quarterly cash dividends; however, future cash dividends will depend on the financial condition, capital requirements and net earnings of the Company. Additionally, the Company's bank credit agreement contains provisions which may limit the aggregate dividends that the Company may pay on its common stock.

Item 6.           Selected Financial Data.

         The following unaudited selected financial data of the Company should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.


FOR THE YEARS ENDED DECEMBER 31,                                           1997     1996      1995     1994     1993
--------------------------------                                         -------- -------- --------- -------- --------
 (In millions, except per share data)

Income Statement Data:
Revenues................................................................    $67.0    $53.1     $46.0    $40.4    $32.6
Operating expenses......................................................     46.2     35.4      30.1     26.4     18.9
Income from operations before fees paid to former parent................     20.8     17.7      15.9     14.0     13.7
Name use fee paid to former parent......................................      2.0      2.0       2.0      2.0      2.0
Intercompany charges paid to former parent..............................        0        0         0        0     10.8
Operating income........................................................     18.8     15.7      13.9     12.0      0.9
Interest expense and other income.......................................        0      0.1       0.5      0.6      0.4
Earnings before income taxes............................................     18.8     15.6      13.4     11.4      0.5
Income taxes............................................................      8.1      6.6       5.8      4.9      0.5
Net earnings............................................................    $10.7     $9.0      $7.6     $6.5       $0

Per Common Share Data:
Diluted earnings per common share for the four years ended
   December 31, 1997 and pro forma earnings
   per share for the year ended December 31, 1993.......................    $2.00    $1.54     $1.28    $1.12    $1.10
Cash dividends paid per common share....................................    $0.12    $0.12     $0.12    $0.03       $0

Balance Sheet Data (at end of period):
Working capital--exclusive of intercompany receivable/
   payable to former parent in 1993.....................................     $0.7     $0.5      $1.6     $0.3     $1.7
Goodwill, net...........................................................     22.3     23.1      23.8     24.6     25.3
Total assets............................................................     45.5     42.4      42.3     41.0     36.1
Long-term debt..........................................................      7.0      5.5       6.0     10.0     15.0
Stockholders' equity....................................................    $23.3    $25.1     $26.1    $20.8    $16.0


Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.

Results of Operations

Year Ended December 31, 1997, Compared with Year Ended December 31, 1996

         Revenues for the year ended December 31, 1997, were $67.0 million, an increase of 26 percent or $13.9 million, over the $53.1 million recorded in 1996. Corporate rating revenues rose $5.2 million while structured finance rating revenues increased $9.1 million. Rating revenue increases were partially offset by a decline in fixed-income research revenues of $0.4 million.

         Corporate rating revenues, which increased 19 percent or $5.2 million over 1996, demonstrated improved performance in all business sectors and were driven by a strong increase in renewal revenues of $2.8 million, while new client and issuance revenues added $2.4 million. Structured finance rating revenues increased $9.1 million or 44 percent over the prior year. Structured finance rating revenues posted healthy increases across the board in each business line, with the residential mortgage-backed business contributing a substantial portion of the overall revenue growth.

         International rating revenues, which are incorporated in the above comparisons, increased 43 percent over last year.

         Operating income for the year ended December 31, 1997, was $18.8 million, an increase of $3.1 million or 19 percent over the $15.7 million recorded in 1996. This increase reflects the revenue increases discussed above, offset by increases in operating expense of $10.8 million, of which employment expenses accounted for 48 percent, litigation expenses 32 percent, and other operating expenses 20 percent. The increases in employment and other operating expenses are the result of the growth and performance discussed above for each business sector. Higher litigation costs in 1997 were incurred in connection with the matters discussed in Note 5 to the Consolidated Financial Statements.

         Interest expense increased nominally in 1997 due to a higher average debt balance year over year. Other income increased approximately $0.3 million as a result of dividends received from the Company's international partnerships. Income tax expense increased proportionately with income.

         Net earnings totaled $10.7 million in 1997, a $1.7 million or 19 percent increase over last year. Diluted earnings per share increased to $2.00 for the year over $1.54 in 1996. In addition to the financial performance discussed above, a reduction of 9 percent in the Company's diluted weighted average shares outstanding contributed to the 30 percent gain in earnings per share year over year. The decrease in diluted weighted average shares outstanding was predominantly the result of the Company's repurchase of 448,505 common shares in 1997. Basic earnings per share increased to $2.14 versus $1.66 for the same reasons discussed above.

Year Ended December 31, 1996, Compared with Year Ended December 31, 1995

         Revenues for the year ended December 31, 1996, were $53.1 million, an increase of 15 percent or $7.1 million, over the $46.0 million recorded in 1995. Corporate rating revenues rose $3.2 million, while structured finance rating revenues increased $4.6 million. Rating revenue increases were partially offset by a decline in fixed-income research revenues of $0.7 million.

         Corporate rating revenues, which increased 13 percent or $3.2 million over 1995, include improved performance by all sectors of the corporate rating business and were driven by a strong increase in new client fees. Structured finance rating fees increased 29 percent over the prior year led by the strong performances of the asset-backed and commercial real estate sectors. International rating fees, which are included in the above comparisons, significantly contributed to the overall growth.

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

         Net earnings totaled $9.0 million in 1996, a $1.4 million or 18 percent increase over 1995. Diluted earnings per share increased 20 percent to $1.54 in 1996 compared with $1.28 in 1995. Diluted weighted average shares outstanding decreased 2 percent due to the Company's stock repurchases of 573,391 common shares and equivalents in 1996. Basic earnings per share were $1.66 in 1996 versus $1.36 for 1995.

Liquidity and Capital Resources

         The Company has typically financed its operations, which do not require significant amounts of working capital or capital expenditures, through funds provided by operations. For the years ended December 31, 1997, 1996 and 1995, capital expenditures totaled $1.8 million, $1.5 million and $1.4 million, respectively. These capital expenditures were primarily for leasehold improvements, computer equipment and office furniture. The Company expects capital expenditures to approximate $2.0 million in 1998.

         During 1997, the Company repurchased 448,505 of its common shares for approximately $13.9 million. In 1996, the Company repurchased 573,391 of its common shares and equivalents for approximately $11.4 million. In 1995, the Company repurchased 155,333 of its common shares for approximately $2.2 million. Future share repurchases are contingent upon the Company's financial condition, capital requirements and earnings.

         The Company has in place a $20.0 million revolving bank credit agreement that expires December 31, 1999. At December 31, 1997, $7.0 million was outstanding under the facility at a weighted average interest rate of approximately 6.4 percent, compared with $5.5 million outstanding at December 31, 1996, at a weighted average interest rate of 6.3 percent. Commitment fees are accrued on the unused facility at an annual rate of .25 percent and are paid quarterly.

         The bank credit agreement contains the following financial covenants among others: (i) a minimum net worth test; (ii) a maximum leverage test; and
(iii) a limitation on indebtedness and capital expenditures. The Company is currently in compliance with such covenants. The bank credit agreement also imposes certain restrictions on sale of assets, mergers or consolidations, creation of liens, investments, leases and loans and certain other matters.

         The Company believes that funds provided by operations and amounts available under its credit agreement will provide adequate liquidity for the foreseeable future.

Year 2000

         The Company is taking steps to ensure that all systems will be fully compliant with Year 2000 requirements. Certain software applications are already fully compliant. The Company is soliciting written assurances from outside software vendors and third parties that their software will be century-compliant. The Company believes that substantially all its systems will be in compliance prior to the commencement of the Year 2000, and that the Company will have no material business risk from such Year 2000 issues. The cost to ensure compliance is estimated to be immaterial to the results of operations at this time.

Item 8.           Financial Statements and Supplementary Data.



         Consolidated Balance Sheets--December 31, 1997 and 1996

         Consolidated Statements of Income--For the Years Ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows--For the Years Ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Changes in Stockholders' Equity--For the Years Ended December 31, 1997, 1996 and 1995

         Notes to the Consolidated Financial Statements

         Report of Independent Public Accountants

CONSOLIDATED BALANCE SHEETS
(In thousands)


December 31,                                                                                  1997                  1996
------------                                                                    -------------------  --------------------

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents..............................................               $   955               $     0
     Accounts receivable, net of allowance for doubtful
         accounts of $323 and $219, respectively............................                12,233                10,547
     Other current assets...................................................                   973                   642
                                                                                -------------------  --------------------
Total current assets........................................................                14,161                11,189

OFFICE FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
     net of accumulated depreciation of $3,748 and $3,042,
     respectively (Note 1)..................................................                 4,914                 4,540

OTHER ASSETS:
     Goodwill, net (Note 1)..................................................               22,346                23,094
     Intangible assets, net (Note 1).........................................                2,015                 2,319
     Other long-term investments (Note 3)....................................                2,010                 1,178
     Other long-term assets..................................................                   58                    55
                                                                                -------------------  --------------------
Total assets.................................................................              $45,504               $42,375
                                                                                -------------------  --------------------
                                                                                -------------------  --------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued compensation and employment taxes...............................              $ 8,169               $ 5,756
     Accounts payable........................................................                3,275                 3,442
     Advance service fee billings to clients (Note 1)........................                1,259                   870
     Accrued income taxes....................................................                  719                   576
     Other current liabilities...............................................                   29                    15
                                                                                -------------------  --------------------
Total current liabilities....................................................               13,451                10,659

LONG-TERM DEBT (Note 4)......................................................                7,000                 5,500

OTHER LONG-TERM LIABILITIES (Note 8).........................................                1,776                 1,161

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value: 3,000 shares authorized, zero
        shares issued and outstanding.........................................                   0                     0
     Common stock, no par value: 15,000 shares authorized, 4,807 and 5,152
        shares issued and outstanding, respectively...........................                 363                 5,032
     Retained earnings........................................................              22,914                20,023
                                                                                -------------------  --------------------
Total stockholders' equity....................................................              23,277                25,055
                                                                                -------------------  --------------------
Total liabilities and stockholders' equity....................................             $45,504               $42,375
                                                                                -------------------  --------------------
                                                                                -------------------  --------------------

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)


For the Years Ended December 31,                                    1997                 1996                 1995
--------------------------------                          --------------      ---------------      ---------------

REVENUES (Note 1)........................................        $66,954              $53,083              $45,983

EXPENSES:
     Employment expense..................................         27,768               22,520               18,849
     Other operating expenses (Note 2)...................         15,902               10,804                9,477
     Name usage fees paid to former parent (Note 2)......          2,000                2,000                2,000
     Depreciation and amortization (Note 1)..............          2,490                2,020                1,725
                                                          ---------------     ----------------     ----------------
Total Expenses...........................................         48,160               37,344               32,051
                                                          ---------------     ----------------     ----------------

OPERATING INCOME.........................................         18,794               15,739               13,932

Other income (Note 3)....................................            510                  283                  237
Interest expense (Note 4)................................            495                  413                  712
                                                          ---------------     ----------------     ----------------

EARNINGS BEFORE INCOME TAXES.............................         18,809               15,609               13,457

Income taxes (Note 6)....................................          8,131                6,634                5,825
                                                          ---------------     ----------------     ----------------
NET EARNINGS.............................................        $10,678               $8,975               $7,632
                                                          ---------------     ----------------     ----------------
                                                          ---------------     ----------------     ----------------

Basic weighted average shares outstanding (Note 1).......          4,986                5,416                5,619
Basic earnings per share (Note 1)........................          $2.14                $1.66                $1.36

Diluted weighted average shares outstanding (Note 1).....          5,330                5,846                5,953
Diluted earnings per share (Note 1)......................          $2.00                $1.54                $1.28


The accompanying notes to the consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows
(In thousands)


For the Years Ended December 31,                                                     1997          1996           1995
--------------------------------                                              ------------  ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings..........................................................       $10,678        $8,975         $7,632

     Adjustments to reconcile net earnings to cash provided by operating activities:
     Increase in accounts receivable.......................................        (1,686)         (199)        (2,203)
     Increase (decrease) in advance service fee billings to clients........         1,458            19         (1,213)
     Depreciation and amortization.........................................         2,490         2,020          1,725
     Increase (decrease) in accrued income taxes payable...................         1,128           186            (78)
     Increase in other assets and liabilities, net.........................         1,311         1,982          1,162
                                                                              ------------  ------------   ------------
Cash provided by operating activities......................................        15,379        12,983          7,025
                                                                              ------------  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of office furniture, equipment,
       and leasehold improvements..........................................        (1,811)       (1,496)        (1,380)
     Increase in other long-term investments...............................          (857)         (380)          (156)
                                                                              ------------  ------------   ------------
Cash used in investing activities..........................................        (2,668)       (1,876)        (1,536)
                                                                              ------------  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Dividends paid to shareholders........................................          (599)         (651)          (674)
     Deferred financing costs..............................................            (4)           30             30
     Issuance of common stock..............................................         1,232         1,141            337
     Repurchases of common stock and stock equivalents.....................       (13,885)      (11,360)        (2,163)
     Repayments of long-term debt..........................................       (15,750)       (8,500)        (6,000)
     Increases in long-term debt...........................................        17,250         8,000          2,000
     Long-term lease payments..............................................             0             0             (4)
                                                                              ------------  ------------   ------------
Cash used in financing activities..........................................       (11,756)      (11,340)        (6,474)
                                                                              ------------  ------------   ------------

Net change in cash.........................................................           955          (233)          (985)
                                                                              ------------  ------------   ------------

Cash and cash equivalents, beginning of year...............................             0           233          1,218
                                                                              ------------  ------------   ------------

Cash and cash equivalents, end of year.....................................          $955            $0           $233
                                                                              ------------  ------------   ------------
                                                                              ------------  ------------   ------------


The accompanying notes to the consolidated financial statements are an integral part of these statements.

Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

                                                   Common Stock          Retained Earnings                     Total
                                                -------------------    ----------------------    --------------------

BALANCE AT DECEMBER 31, 1994.................              $16,089                    $4,741                 $20,830
Net earnings.................................                    0                     7,632                   7,632
Stock option exercises.......................                  337                         0                     337
Tax benefit of stock options exercised.......                  107                         0                     107
Dividend paid to shareholders................                    0                      (674)                   (674)
Stock repurchased............................               (2,163)                        0                  (2,163)
                                                -------------------    ----------------------    --------------------

BALANCE AT DECEMBER 31, 1995.................              $14,370                   $11,699                 $26,069
Net earnings.................................                    0                     8,975                   8,975
Stock option exercises.......................                1,141                         0                   1,141
Deferred compensation........................                   50                         0                      50
Tax benefit of stock options exercised.......                  831                         0                     831
Dividend paid to shareholders................                    0                      (651)                   (651)
Stock and stock equivalents repurchased......              (11,360)                        0                 (11,360)
                                                -------------------    ----------------------    --------------------

BALANCE AT DECEMBER 31, 1996.................               $5,032                   $20,023                 $25,055
Net earnings.................................                    0                    10,678                  10,678
Stock option exercises.......................                1,232                         0                   1,232
Deferred compensation........................                   55                         0                      55
Tax benefit of stock options exercised.......                  741                         0                     741
Dividend paid to shareholders................                    0                      (599)                   (599)
Stock repurchased............................               (6,697)                   (7,188)                (13,885)
                                                -------------------    ----------------------    --------------------

BALANCE AT DECEMBER 31, 1997.................                 $363                   $22,914                 $23,277
                                                -------------------    ----------------------    --------------------
                                                -------------------    ----------------------    --------------------

The following table provides a summary of common stock issued and outstanding:


For The Years Ended December 31,                       1997                      1996                    1995
--------------------------------               -------------------    ----------------------    --------------------

BALANCE AT JANUARY 1,.......................                5,152                     5,541                   5,650
Repurchases of common stock.................                 (448)                     (525)                   (155)
Stock option exercises......................                  103                       136                      46
                                               -------------------    ----------------------    --------------------

BALANCE AT DECEMBER 31,.....................                4,807                     5,152                   5,541
                                               -------------------    ----------------------    --------------------
                                               -------------------    ----------------------    --------------------



The accompanying notes to the consolidated financial statements are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1        SIGNIFICANT ACCOUNTING POLICIES:

General

         Duff & Phelps Credit Rating Co. (the "Company") is an internationally recognized credit rating agency that provides ratings and research on corporate, structured and sovereign financings as well as insurance claims paying ability. The Company has offices in Chicago, New York, London and Hong Kong and operates with international partners in North America, South America, Asia, Europe and Africa.

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

         The accompanying consolidated financial statements have been prepared in accordance with GAAP and include those assets, liabilities, revenues and expenses directly attributable to the Company's operations in the years presented. Certain reclassifications have been made to the prior year's financial statements to conform with the 1997 presentation.

Principles of Consolidation

       During July 1994, the Company organized a U.S. subsidiary, Duff & Phelps Credit Rating Co. of Europe, with an office located in London, England. In July 1996, the Company organized a U.S. subsidiary, Duff & Phelps Credit Rating Co. of Asia, with an office in Hong Kong. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Duff & Phelps Credit Rating Co. of Europe and Duff & Phelps Credit Rating Co. of Asia. All significant intercompany balances and transactions have been eliminated.

 Earnings Per Share

       Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding at December 31 for each of the years presented. Common stock equivalents are based on outstanding stock options under a non-qualified stock option plan. Recently the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS 128") which changes the computation and the disclosure of earnings per share ("EPS") data. SFAS 128 replaces the presentation of "primary" EPS wtih "basic" EPS. Under SFAS 128 "diluted" EPS, the dilutive effect of outstanding share options is computed similarly to "primary" EPS as historically calculated by the Company.

         Following is a reconciliation of the denominator used to calculate basic earnings per share to the denominator used to calculate diluted earnings per share under SFAS No. 128 for the years indicated (in thousands):

                                                        1997         1996         1995
--------------------------------------------------------------------------------------

 Basic Weighted Average Shares Outstanding..........   4,986        5,416        5,619

 Stock Options Outstanding..........................   1,179        1,085        1,100

 Reduction in Shares for Treasury Stock Proceeds....    (835)        (655)        (766)
                                                      --------      --------     -------


 Diluted Weighted Average Shares Outstanding........   5,330        5,846        5,953
--------------------------------------------------------------------------------------


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

Goodwill and Intangible Assets

         Goodwill and intangible assets are shown net of accumulated amortization. Goodwill is amortized over its estimated remaining life of approximately 30 years, and intangible assets are amortized over remaining lives of 2 through 11 years.

         The Company periodically evaluates whether significant events have occurred which may require a revision of the estimated useful life of goodwill and intangible assets or an impairment of the recoverability of remaining balances. The Company uses an estimate of future net earnings over the remaining useful life of goodwill and intangible assets to measure recoverability. At December 31, 1997, the Company believes that the full amount of goodwill and intangible assets is recoverable.

Depreciation

         Office furniture and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated remaining lives of the assets, typically 3 to 10 years. Leasehold improvements are amortized over the remaining lives of the related leases, on average from 2 to 10 years.

2        RELATED PARTIES:

Service Fees Paid to D&P

         Support agreements in effect between the Company and D&P include a name use fee of $2.0 million per year and actual charges for D&P administrative services, which are included in the Company's financial results for the years presented. Effective September 30, 2000, the name use fee reduces to $10,000 per year.

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

3        OTHER LONG-TERM INVESTMENTS:

         The Company's other long-term investments are composed of investments made in international rating agency partnerships in Argentina, Chile, Colombia, India, Italy, Singapore, Mexico, Pakistan, Peru, South Africa, Turkey and Venezuela.

         The Company accounts for its joint venture investments under either the cost or equity method as dictated by ownership interest.

4        LONG-TERM DEBT:

         The Company had long-term debt obligations of $7.0 million and $5.5 million at weighted average interest rates of approximately 6.4 percent and 6.3 percent on December 31, 1997 and 1996, respectively.

         The $7.0 million outstanding at December 31, 1997, under the Company's $20.0 million, revolving credit facility, is due on December 31, 1999.

         The credit agreement contains financial covenants which require that the Company maintain certain ratios and satisfy certain financial tests, including restrictions on the ability to incur indebtedness and limitations on the amount of capital expenditures, common stock dividends and advances to subsidiaries. The Company was in compliance with such covenants for all years presented.

 5       LITIGATION MATTERS:

         During 1993, several legal actions were filed against the Company in the U.S. District Court for the Southern District of New York by holders of secured promissory notes ("Notes") of Towers Financial Corporation ("Towers") and holders of bonds ("Bonds") issued by subsidiaries of Towers in five structured financing transactions. Towers collapsed in 1993 amid allegations of massive fraud and is in bankruptcy. The Company had rated the Bonds but had not rated the Notes. It was alleged that $245 million of Notes were sold that are worthless and that $200 million of Bonds were sold that have lost much or all of their value. Directors and officers of Towers, lawyers, accountants, broker-dealers and the indenture trustee for the Bonds were also named as defendants in one or more of the actions. The plaintiffs in the actions contended that the Company and the other defendants were liable for losses the plaintiffs have suffered and for punitive damages. The holders of the Bonds also sought recovery from the Company of treble damages under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). It was asserted that the Company, in its ratings and its monitoring of the transactions after ratings were issued, was either fraudulent or negligent in failing to discover the alleged fraud of Towers and its officers or in taking other action that allegedly induced purchases of the Bonds and the Notes. The Company denied these assertions. The Company's ratings were based upon (and assumed the accuracy of) the information provided to it by Towers and its officers. The Company took the position that it could not be expected to detect fraud or discover variances from the structure of a rated security when the information provided to it demonstrates compliance with that structure. In 1996, the legal actions filed by the holders of the Notes were dismissed by the federal courts and the RICO claim of the holders of the Bonds was dismissed. In September 1997, the holders of the Bonds and the Company resolved their disputes, and the legal actions filed by the holders of the Bonds were dismissed by the federal courts. See Management's Discussion and Analysis of Results of Operations and Financial Condition for the year ended December 31, 1997.

         The Company is involved in other litigation, which in the opinion of management would not have a material adverse effect on the Company's financial position or results of operations.

6        INCOME TAXES:

       The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes."

         Income tax expense was as follows for the years ended December 31 (in thousands):

                                                      1997        1996        1995
----------------------------------------------------------------------------------

Current
         Federal.................................   $6,733      $5,682      $4,961
         State...................................    1,154         812         780
                                                    ------      ------      ------
                                                     7,887       6,494       5,741
                                                    ------      ------      ------
Deferred
         Federal.................................      208         122          73
         State...................................       36          18          11
                                                    ------      ------      ------
                                                       244         140          84
                                                    ------      ------      ------
Income Taxes.....................................   $8,131      $6,634      $5,825
                                                    ------      ------      ------
                                                    ------      ------      ------
----------------------------------------------------------------------------------


       The following table presents a reconciliation from the federal statutory rate to the effective tax rate for the years ended December 31:


                                                     1997        1996        1995
----------------------------------------------------------------------------------

Federal Statutory Rate.............................    35%         35%         35%
State and Local Average Rates,
    Net of Federal Benefit.........................     5           5           5
Goodwill Amortization & Other......................     3           3           3
                                                    ------      ------      ------
Effective Rate.....................................    43%         43%         43%
                                                    ------      ------      ------
                                                    ------      ------      ------
----------------------------------------------------------------------------------


         Deferred tax assets and liabilities represent the amount of taxes receivable or payable in future years as a result of differences between the tax bases of assets and liabilities and amounts reported in the financial statements as of year end. The effects of these temporary differences comprised the net deferred tax asset (liability) for the years presented (in thousands):


                                                      1997        1996        1995
-----------------------------------------------------------------------------------
 Deferred Tax Assets:
          Long-Term Reserves....................     $   0       $ 280       $ 385
          Allowance for Doubtful Accounts.......       132          88          86
          Accrued Vacation......................         8           7           0
 Deferred Tax Liabilities:
          Depreciation and Amortization.........      (401)       (392)       (348)
                                                     ------      ------      ------
 Net Deferred Tax Asset (Liability).............     $(261)      $ (17)      $ 123
                                                     ------      ------      ------
                                                     ------      ------      ------
-----------------------------------------------------------------------------------


       The net deferred tax assets (liabilities) are included in other long-term assets (liabilities). Management has determined that a valuation allowance is not required.

         Tax benefits related to the exercise of options were $741,311, $830,998 and $107,304 for the years ended December 31, 1997, 1996 and 1995, respectively, and are included in stockholders' equity.

7        LEASES:

  The Company leases its existing office space in New York, London, Hong Kong and subleases its existing office space in Chicago. A substantial portion of these leases expire on December 31, 2008. The agreements include escalation clauses, the effect of which cannot be determined at this time. Lease payments for 1997, 1996 and 1995 were $1.8 million, $1.3 million and $1.2 million, respectively. Annual minimum lease payments under operating leases for the five years subsequent to December 31, 1997, and thereafter, are as follows (in thousands):


                   1998....................   $  2,354
                   1999....................      2,597
                   2000....................      2,133
                   2001....................      2,226
                   2002....................      2,238
                   2003 and thereafter.....      8,742
                                               -------
                   Total...................    $20,290
                                               -------
                                               -------

8        OTHER LONG-TERM LIABILITIES:

    Other long-term liabilities include the deferred tax liability and advanced client billings for services to be performed beyond the current year.

9          STOCK OPTION PLAN:

     The Company's 1994 Long Term Stock Incentive Plan (the "Plan") allows for awards of up to a maximum of 1,575,000 shares of common stock to be granted to key employees, officers and directors. The Plan is administered by a committee of the Board of Directors. As of December 31, 1997, options to purchase 1,179,331 common shares were granted and outstanding under the Plan; 1,131,000 were held by the Company's employees and directors, and 48,331 were held by D&P's employees and directors. The options outstanding vest and become exerciseable on average in even annual installments over three years at a weighted average exercise price of $17.86. Options held by participants terminate no later than 10 years from the date of grant.


Outstanding Options                        Shares      Option    Price      Exercisable
-------------------                        -------    -------   -------    -------------
Balance December 31, 1994..............    960,112                           291,013

Granted................................    207,800     $12.13  -  14.38
Exercised..............................    (46,505)    $ 1.85  -  10.00
Canceled...............................    (21,667)    $ 9.00  -  16.50
                                         ---------
Balance December 31, 1995..............  1,099,740                          506,920

Granted................................    229,035     $19.13  -  22.63
Exercised..............................   (135,605)    $ 1.85  -  16.50
Canceled...............................   (108,067)    $ 1.85  -  16.50
                                         ---------
Balance, December 31, 1996.............  1,085,103                          590,817

Granted................................    234,056     $31.34  -  36.875
Exercised..............................   (103,291)    $ 2.06  -  22.625
Canceled...............................    (36,537)    $ 9.00  -  22.625
                                         ---------
Balance December 31, 1997..............  1,179,331                          763,352
                                         ---------
                                         ---------

                                   23

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had compensation cost for the Company's stock option plan been determined based upon the average fair value at the grant date for awards under the Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for both basic and diluted would have been reduced by approximately $275,211 or $.05 per share in 1997, $224,000 or $.04 per share in 1996 and
$83,000 or $.01 per share for 1995. The average fair value of the options granted in 1997 is estimated at $18.16 on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield .28 percent; volatility 24.85 percent; risk-free interest rate of 5.62 percent; assumed forfeiture of 5 percent per year and an expected life of 10 years. The average fair value of the options granted in 1996 is estimated at $10.19 on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield .45 percent; volatility 18.25 percent; risk-free interest rate of 6.26 percent; assumed forfeiture of 5 percent per year and an expected life of 10 years. The average fair value of the options granted during 1995 is estimated as $6.14 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of .45 percent; volatility of 20.95 percent; risk-free interest rate of
5.75 percent; assumed forfeiture rate of 5 percent per year and an expected life of 10 years.

10        QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
          (In thousands, except per share data)

The following is a summary of condensed quarterly financial information for years ended 1997 and 1996:

                             First       Second        Third       Fourth
                           Quarter      Quarter      Quarter      Quarter
--------------------------------------------------------------------------------
Revenue
       1997..............  $14,395      $16,894      $16,710      $18,955
       1996..............   12,238       12,989       12,184       15,672

Operating Income
       1997..............    4,293        4,379        4,113        6,009
       1996..............    3,696        3,885        3,549        4,609

Net Earnings
       1997..............    2,516        2,502        2,280        3,380
       1996..............    2,072        2,203        2,062        2,639

Basic Earnings Per Share
       1997..............     0.49         0.49         0.46         0.70
       1996..............     0.38         0.40         0.38         0.50

Diluted Earnings Per Share
       1997..............     0.44         0.45         0.44         0.65
       1996..............     0.35         0.37         0.35         0.46
--------------------------------------------------------------------------------


11      SUPPLEMENTAL CASH FLOW INFORMATION:

       For purposes of the consolidated statements of cash flows, the Company considers investments with maturities of three months or less to be cash equivalents.

       Cash interest and fees paid were $0.5 million, $0.4 million and $0.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

       Income taxes paid were $6.9 million, $6.4 million and $5.9 million in 1997, 1996 and 1995, respectively.

12      SUBSEQUENT EVENTS:

       On February 13, 1998, the Company declared its regular quarterly dividend of $0.03 per share payable March 6, 1998, to shareholders of record February 24, 1998.

Report of Independent Public Accountants

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
DUFF & PHELPS CREDIT RATING CO.:

We have audited the accompanying consolidated balance sheets of DUFF & PHELPS CREDIT RATING CO. (an Illinois corporation) and subsidiaries as of December 31, 1997 and 1996, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duff & Phelps Credit Rating Co. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                  ARTHUR ANDERSEN LLP


Chicago, Illinois
February 3, 1998 (except with respect to the matter
                  discussed in Note 12, as to which
                  the date is February 13, 1998)

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III


Item 10.     Directors and Executive Officers of the Registrant.

         Information regarding directors and nominees for directors of Credit Rating is included under the caption entitled "Election of Directors" in Credit Rating's Proxy Statement dated March 31, 1998 and is incorporated herein by reference.

         For information regarding the executive officers of Credit Rating, reference is made to the section entitled "Executive Officers of Credit Rating" in Part I, Item 1 of this report.

Item 11.     Executive Compensation.

         Information regarding executive compensation of Credit Rating's directors and executive officers is included under the caption entitled "Executive Compensation" in Credit Rating's Proxy Statement dated March 31, 1998 and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

         Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of Credit Rating is included under the caption entitled "Principal Holders of Common Stock" in Credit Rating's Proxy Statement dated March 31, 1998 and is incorporated herein by reference.

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

(a)      The following documents are filed as a part of this report:

1.       Financial Statements

         (a)  Duff & Phelps Credit Rating Co. Financial Statements

         The Consolidated Financial Statements of Credit Rating, together with the report thereon of Arthur Andersen LLP, consisting of:

         Consolidated Balance Sheets--December 31, 1997 and 1996

         Consolidated Statements of Income--For the Years Ended
         December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows--For the Years Ended December
            31, 1997, 1996 and 1995

         Consolidated Statements of Changes in Stockholders' Equity--For the
            Years Ended December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

         Report of Independent Public Accountants

         All schedules have been omitted either as inapplicable or because the required information is included in the financial statements or notes thereto.

3.       Exhibits

Exhibit
  No.                                Description
-------                              -----------
 3.1         Amended and Restated Articles of Incorporation of Duff & Phelps
             Credit Rating Co.(1)

 3.2         Bylaws of Duff & Phelps Credit Rating Co.(3)

 4           Form of Common Stock Certificate.(1)

10.1         Duff & Phelps Credit Rating Co. 1994 Long-Term Stock Incentive
             Plan.(1)(6)

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

10.41        Amendment to Services Agreement.(3)

10.5         Name Use Agreement.(2)

10.6         Sublease Agreement relating to Chicago, Illinois office space.(2)

10.7 Lease Assignment Agreement relating to New York, New York office space.(2)

10.8 Form of Severance Protection Agreement between the Registrant and its executive officers.(1)(6)

10.9         Duff & Phelps Credit Rating Co. Incentive Compensation Plan.
             (5)(6)

10.10 Credit Agreement among Duff & Phelps Credit Rating Co., various financial institutions and Bank of America Illinois.(2)

10.11        Second Amendment to Credit Agreement among Duff & Phelps Credit Rating Co., various financial institutions and Bank of America Illinois.(4)

21           Subsidiaries of Duff & Phelps Credit Rating Co.

23           Consent of Arthur Andersen LLP.

27           Financial Data Schedule.

----------------
(1) Incorporated herein by reference to the corresponding exhibit to the Registrant's registration statement on Form 10, as amended.

(2) Incorporated herein by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K for 1994.

(3) Incorporated herein by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K for 1995.

(4) Incorporated herein by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(5) Incorporated herein by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K for 1996.


(6) Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 601 of Regulation S-K.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1998.

                                DUFF & PHELPS CREDIT RATING CO.

                                By /s/ Paul J. McCarthy
                                   -----------------------------------------
                                   Paul J. McCarthy
                                   Chairman of the Board and Chief Executive
                                        Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of March, 1998 by the following persons on behalf of the Registrant in the capacities indicated.


Signature                    Title
---------                    -----
/s/ Paul J. McCarthy         Chairman of the Board, Chief Executive
--------------------------   Officer, Chief Financial Officer and Director
Paul J. McCarthy             (Principal Executive and Financial Officer)

/s/ Marie C. Becker          Controller, Treasurer and Secretary
--------------------------
Marie C. Becker              (Principal Accounting Officer)

/s/ Philip T. Maffei         President, Chief Operating Officer and
--------------------------   Director
Philip T. Maffei

/s/ Milton L. Meigs          Director
--------------------------
Milton L. Meigs

/s/ Jonathan Ingham          Director
--------------------------
Jonathan Ingham

/s/ Donald J. Herdrich       Director
--------------------------
Donald J. Herdrich


                                  INDEX TO EXHIBITS

Exhibit
  No.                                Description
-------                              -----------
 3.1         Amended and Restated Articles of Incorporation of Duff & Phelps
             Credit Rating Co.(1)

 3.2         Bylaws of Duff & Phelps Credit Rating Co.(3)

 4           Form of Common Stock Certificate.(1)

10.1         Duff & Phelps Credit Rating Co. 1994 Long-Term Stock Incentive
             Plan.(1)(6)

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

10.41        Amendment to Services Agreement.(3)

10.5         Name Use Agreement.(2)

10.6         Sublease Agreement relating to Chicago, Illinois office space.(2)

10.7 Lease Assignment Agreement relating to New York, New York office space.(2)

10.8 Form of Severance Protection Agreement between the Registrant and its executive officers.(1)(6)

10.9         Duff & Phelps Credit Rating Co. Incentive Compensation Plan.
             (5)(6)

10.10 Credit Agreement among Duff & Phelps Credit Rating Co., various financial institutions and Bank of America Illinois.(2)

10.11        Second Amendment to Credit Agreement among Duff & Phelps Credit Rating Co., various financial institutions and Bank of America Illinois.(4)

21           Subsidiaries of Duff & Phelps Credit Rating Co.

23           Consent of Arthur Andersen LLP.

27           Financial Data Schedule.

----------------
(1) Incorporated herein by reference to the corresponding exhibit to the Registrant's registration statement on Form 10, as amended.

(2) Incorporated herein by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K for 1994.

(3) Incorporated herein by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K for 1995.

(4) Incorporated herein by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(5) Incorporated herein by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K for 1996.


(6) Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 601 of Regulation S-K.