Form 10-Q
period 1998-03-31
DUFF & PHELPS CREDIT RATING CO
filed 1998-05-13
CIK 928599

--------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549




                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED MARCH 31, 1998

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



     On April 30, 1998, the registrant had 4,837,666 shares of common stock outstanding.

--------------------------------------------------------------------------------

              DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                        Quarter Ended March 31, 1998

                                     Index


PART I. - FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS


             Consolidated Condensed Statements of Income                1
                  Three Months Ended March 31, 1998 and
                  Three Months Ended March 31, 1997

             Consolidated Balance Sheets                                2
                  March 31, 1998 and December 31, 1997

             Consolidated Statements of Cash Flows                      3
                  Three Months Ended March 31, 1998 and
                  Three Months Ended March 31, 1997

             Notes to the Consolidated Financial Statements           4-6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF                  7-8
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                    Three Months   Three Months
                                                        Ended         Ended
                                                      March 31,     March 31,
                                                        1998          1997
                                                    ------------   ------------
REVENUES (NOTE 1)                                     $21,771        $14,395

EXPENSES
   Employment expense                                   8,810          6,126
   Other operating expenses                             4,136          2,940
   Name usage fees--paid to former parent (Note 2)        500            500
   Depreciation and amortization (Note 1)                 676            536
                                                    ------------   ------------
 Total expenses                                        14,122         10,102

OPERATING INCOME                                        7,649          4,293

  Other income                                            210            178
  Interest expense (Note 3)                               142            119
                                                    ------------   ------------
EARNINGS BEFORE INCOME TAXES                            7,717          4,352

  Income taxes                                          3,311          1,836
                                                    ------------   ------------
NET EARNINGS                                           $4,406         $2,516
                                                    ------------   ------------
                                                    ------------   ------------
 Basic weighted average shares outstanding (Note 1)     4,816          5,139

BASIC EARNINGS PER SHARE (NOTE 1)                       $0.91          $0.49

Diluted weighted average shares outstanding (Note 1)    5,222          5,665

DILUTED EARNINGS PER SHARE (NOTE 1)                     $0.84          $0.44

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

              DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                               (In Thousands)

                                                                                       MARCH 31,     DECEMBER 31,
                                                                                         1998            1997
                                                                                       -----------   ------------
                                                                                       (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                                                                 $  1,956      $     955
  Accounts receivable, net of allowance for doubtful                                     13,617         12,233
    accounts of $559 and $323, respectively
  Other current assets                                                                    1,059            973
                                                                                       -----------   ------------
  Total current assets                                                                   16,632         14,161

OFFICE FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
  net of accumulated depreciation of $4,157 and $3,748, respectively (Note 1)             5,113          4,914

OTHER ASSETS:
  Intangible assets, net (Note 1)                                                         1,938          2,015
  Goodwill, net (Note 1)                                                                 22,160         22,346
  Other long-term investments                                                             2,215          2,010
  Other long-term assets                                                                     53             58
                                                                                       -----------   ------------

  Total assets                                                                         $  48,111     $  45,504
                                                                                       -----------   ------------
                                                                                       -----------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued compensation and employment taxes                                            $  3,509      $   8,169
  Accounts payable                                                                        3,442          3,275
  Accrued income tax                                                                      2,797            719
  Advance service fee billings to clients (Note 1)                                        1,548          1,259
  Other current liabilities                                                                  41             29
                                                                                       -----------   ------------
  Total current liabilities                                                              11,337         13,451

LONG-TERM DEBT                                                                            6,000          7,000

OTHER LONG-TERM LIABILITIES                                                               2,521          1,776

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value: 3,000 shares authorized, zero issued and outstanding         0              0
  Common stock, no par value: 15,000 shares authorized, 4,834 and 4,807 shares
   issued and outstanding at March 31, 1998 and December 31, 1997, respectively           1,076            363
  Retained earnings                                                                      27,177         22,914
                                                                                       -----------   ------------
  Total stockholders' equity                                                             28,253         23,277
                                                                                       -----------   ------------

  Total liabilities and stockholders' equity                                           $ 48,111      $  45,504
                                                                                       -----------   ------------
                                                                                       -----------   ------------

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

              DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)
                                (Unaudited)

                                                                                     FOR THE THREE MONTH PERIOD ENDED
                                                                                       MARCH 31,           MARCH 31,
                                                                                         1998                1997
                                                                                     ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings                                                                    $    4,406          $   2,516
     Increase in accounts receivable                                                     (1,384)               (65)
     Decrease in accrued compensation and employment taxes                               (4,661)            (3,630)
     Increase in advance service billings                                                   289                357
     Depreciation and amortization                                                          676                536
     Increase in accrued income taxes payable                                             2,440              1,238
     Increase in other assets and liabilities - net                                         895                564
                                                                                     ------------        ------------
 Cash provided by operating activities                                                    2,661              1,516
                                                                                     ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Increase in other long term investments                                               (265)               (94)
     Purchase of office furniture, equipment
          and leashold improvements-net of retirements                                     (608)              (248)
                                                                                     ------------        ------------
 Cash used in investing activities                                                         (873)              (342)
                                                                                     ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Dividend paid to shareholders                                                         (144)              (154)
     Deferred financing costs                                                                 5                (17)
     Issuances of common stock                                                              352                416
     Repurchases of common stock                                                              0             (3,168)
     Increase of long-term debt                                                           6,000              4,000
     Decrease of long-term debt                                                          (7,000)            (2,000)
                                                                                     ------------        ------------
Cash used in financing activities                                                          (787)              (923)
                                                                                     ------------        ------------

NET CHANGE IN CASH                                                                        1,001                251

CASH, BEGINNING OF PERIOD                                                                   955                  0
                                                                                     ------------        ------------

CASH, END OF PERIOD                                                                  $    1,956          $     251
                                                                                     ------------        ------------
                                                                                     ------------        ------------

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1    SIGNIFICANT ACCOUNTING POLICIES:

GENERAL

     Duff & Phelps Credit Rating Co. (the "Company") is an internationally recognized credit rating agency which provides ratings and research on corporate, structured and sovereign financings, as well as insurance claims paying ability. The Company has offices in Chicago, New York, London and Hong Kong and operates directly or through international partners in North America, South America, Europe, Asia and Africa. The Company is also a designated rating agency in Japan.

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

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include those assets, liabilities, revenues and expenses directly attributable to the Company's operations in the periods presented. Certain reclassifications have been made to prior year's financial statements to conform with the current presentation.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Duff & Phelps Credit Rating Co. of Europe and Duff & Phelps Credit Rating Co. of Asia. All significant intercompany balances and transactions have been eliminated.

EARNINGS PER SHARE

     Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding for each of the periods presented. Common stock equivalents are based on outstanding stock options under a non-qualified stock option plan. Recently the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS 128") which changes the computation and the disclosure of earnings per share ("EPS") data. SFAS 128 replaces the presentation of "primary" EPS with "basic" EPS. Also, under SFAS 128 "diluted" EPS, the dilutive effect of outstanding share options is computed similarly to "primary" EPS as historically calculated by the Company.

     Following is a reconciliation of the denominator used to calculate basic earnings per share to the denominator used to calculate diluted earnings per share under SFAS No. 128 for the periods indicated (in thousands):


     MARCH 31,                                             1998          1997
     ------------------------------------------------------------------------
     Basic Weighted Average Shares Outstanding            4,816         5,139
     Stock Options Outstanding                            1,145         1,038
     REDUCTION IN SHARES FOR TREASURY STOCK PROCEEDS       (739)         (512)
     ------------------------------------------------------------------------
     Diluted Weighted Average Shares Outstanding          5,222         5,665

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

     The Company periodically evaluates whether significant events have occurred which may require a revision of the estimated useful life of goodwill and intangible assets or an impairment of the recoverability of remaining balances. The Company uses an estimate of future discounted cash flows over the remaining useful life of goodwill and intangible assets to measure recoverability as required by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The management believes that the full amount of goodwill and intangible assets is recoverable.

DEPRECIATION AND AMORTIZATION

     Office furniture and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated remaining lives of the assets, typically 3 to 10 years. Leasehold improvements are amortized over the remaining lives of the related leases on average from 2 to 10 years.

2    RELATED PARTIES:

SERVICE FEES PAID TO D&P

     A name use fee agreement in effect between the Company and D&P requiring payment of $2 million per year is included in the Company's financial results for the periods presented. Effective September 30, 2000, the name use fee reduces to $10 thousand per year.

SERVICE FEES PAID TO THE COMPANY

The Company provides D&P with fixed income research services for an annual fee of $0.9 million. For the periods presented, the fixed income research fees are included in revenue. The fixed income research agreement expires on September 30, 2000.

3    LONG-TERM DEBT AND SUPPLEMENTAL CASH FLOWS INFORMATION:

     Long-term debt obligations were $6.0 million and $7.0 million at weighted average interest rates of approximately 6.2 percent and 6.4 percent, for the periods ended March 31, 1998 and December 31, 1997, respectively. Cash interest and fees paid were $0.1 million for three months ended March 31, 1998 and 1997.

     Income taxes paid were $0.9 million during the first quarter of 1998 and $0.6 million in the first quarter of 1997.

4    LITIGATION MATTERS:

     The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against the Company or any of its subsidiaries which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 1998, COMPARED WITH
                       THREE MONTHS ENDED MARCH 31, 1997

     Revenues for the quarter ended March 31, 1998, were $21.8 million, an increase of 51 percent or $7.4 million, over the $14.4 million recorded in the first quarter of 1997. Corporate rating revenues rose $2.8 million while structured finance rating revenues increased $4.8 million. Rating revenue increases were partially offset by a decline in research revenues of $0.2 million.

     Corporate rating revenues, which increased 36 percent over 1997, were benefited by a high level of financing activity by non-financial corporations. Structured finance rating revenues increased 81 percent over the prior year and were driven by an extraordinary level of real estate and asset backed transactions.

     International rating revenues, which are incorporated in the above comparisons and contributed to the overall gains, increased 70 percent over last year.

     Operating income for the three months ended March 31, 1998, was $7.6 million, an increase of $3.3 million or 77 percent over the $4.3 million recorded in 1997. This increase reflects the revenue increases discussed above, offset by increases in operating expense of $4.0 million primarily reflecting the increases in employment and other operating expenses as a result of the growth and performance discussed above for each business sector.

     Interest expense increased nominally in the first quarter of 1998 due to a higher average debt balance. Other income increased slightly as a result of dividends received from the Company's international partnerships. Income tax expense increased proportionately with income.

     Net earnings totaled $4.4 million for the three months ended March 31, 1998, a $1.9 million or 75 percent increase over last year. Diluted earnings per share increased 91 percent to $0.84 over $0.44 in 1997. Basic earnings per share increased to $0.91 in 1998 versus $0.49 in 1997. Earnings per share gains are the result of the performance described above and the reduction in shares outstanding due to historical stock repurchases.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has typically financed its operations, which do not require significant amounts of working capital or capital expenditures, through funds provided by operations. Cash provided by operations totaled $2.7 million for the three months ended March 31, 1998.

     For the three months ended March 31, 1998, capital expenditures, net of retirements totaled $0.6 million. These capital expenditures were primarily for leasehold improvements, computer equipment and office furniture. The Company expects capital expenditures to approximate $2.0 million in 1998.

     Other cash investments for the first quarter of 1998 included payments made for ownership shares in certain joint ventures.

     Financing activities in the first quarter of 1998 included the Company's regular quarterly dividend payment totaling approximately $144,000.

     The Company has in place a $20.0 million revolving bank credit agreement that expires December 31, 1999. At March 31, 1998, $6.0 million was outstanding under the facility at a weighted average interest rate of approximately 6.2 percent, compared with $7.0 million outstanding at December 31, 1997, at a weighted average interest rate of 6.4 percent. Commitment fees are accrued on the unused facility at an annual rate of .25 percent and are paid quarterly.

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

SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

This report contains forward looking statements that are subject to risks and uncertainties, including but not limited to the following: the Company's performance is highly dependent on corporate debt issuances and structured finance transactions, which may decrease for any number of reasons including changes in interest rates and adverse economic conditions; the Company's performance is affected by the demand for and the market acceptance of the Company's services; and the Company's performance may be impacted by changes in the performance of the financial markets and general economic conditions. Accordingly, actual results may differ materially from those set forth in the forward looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Duff & Phelps Credit Rating Co.



May 13, 1998
                              /s/ Marie C. Becker
                    -----------------------------------------------------------
                    Marie C. Becker, Group Vice President, Accounting & Finance (Principal Accounting Officer)