Form 10-Q
period 1998-06-30
DUFF & PHELPS CREDIT RATING CO
filed 1998-08-13
CIK 928599

------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549



                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1998

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No __
                                                   ---


     On July 31, 1998, the registrant had 4,837,666 shares of common stock outstanding.


-------------------------------------------------------------------------------

               DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                          Quarter Ended June 30, 1998

                                     Index



PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


          Consolidated Condensed Statements of Income                   1
               Three Months Ended June 30, 1998 and
               Three Months Ended June 30, 1997

          Consolidated Condensed Statements of Income                   2
               Six Months Ended June 30, 1998 and
               Six Months Ended June 30, 1997

          Consolidated Balance Sheets                                   3
               June 30, 1998 and December 31, 1997

          Consolidated Statements of Cash Flows                         4
               Six Months Ended June 30, 1998 and
               Six Months Ended June 30, 1997

          Notes to the Consolidated Financial Statements               5-7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION                8-10

PART II. - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              10

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


                DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (In Thousands, Except Per Share Data)
                               (Unaudited)

                                                                       Three Months      Three Months
                                                                           Ended           Ended
                                                                          June 30,         June 30,
                                                                            1998            1997
                                                                        -----------      ------------
REVENUES (NOTE 1)                                                           $21,512          $16,894

EXPENSES
   Employment expense                                                         8,710            6,751
   Other operating expenses                                                   4,202            4,726
   Name usage fees--paid to former parent (Note 2)                              500              500
   Depreciation and amortization (Note 1)                                       702              538
                                                                        -----------      ------------
 Total expenses                                                              14,114           12,515

OPERATING INCOME                                                              7,398            4,379

  Other income                                                                   31               48
  Interest expense (Note 3)                                                      52               98
                                                                        -----------      ------------

EARNINGS BEFORE INCOME TAXES                                                  7,377            4,329

  Income taxes                                                                3,170            1,827
                                                                        -----------      ------------

NET EARNINGS                                                                 $4,207           $2,502
                                                                        -----------      ------------
                                                                        -----------      ------------

 Basic weighted average shares outstanding (Note 1)                           4,837            5,061

BASIC EARNINGS PER SHARE (NOTE 1)                                             $0.87            $0.49

Diluted weighted average shares outstanding (Note 1)                          5,290            5,597

DILUTED EARNINGS PER SHARE (NOTE 1)                                           $0.80            $0.45

               The accompanying notes to the consolidated financial statements are integral part of these statements.

                        DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                          (In Thousands, Except Per Share Data)
                                        (Unaudited)

                                                                              Six Months   Six Months
                                                                                Ended        Ended
                                                                               June 30,     June 30,
                                                                                 1998        1997
                                                                              ----------   ----------
REVENUES (NOTE 1)                                                               $43,283      $31,290

EXPENSES
   Employment expense                                                            17,520       12,877
   Other operating expenses                                                       8,338        7,666
   Name usage fees--paid to former parent (Note 2)                                1,000        1,000
   Depreciation and amortization (Note 1)                                         1,378        1,075
                                                                              ----------   ----------
 Total expenses                                                                  28,236       22,618

OPERATING INCOME                                                                 15,047        8,672

  Other income                                                                      242          226
  Interest expense (Note 3)                                                         194          217
                                                                              ----------   ----------

EARNINGS BEFORE INCOME TAXES                                                     15,095        8,681

  Income taxes                                                                    6,482        3,663
                                                                              ----------   ----------

NET EARNINGS                                                                     $8,613       $5,018
                                                                              ----------   ----------
                                                                              ----------   ----------

 Basic weighted average shares outstanding (Note 1)                               4,827        5,100

BASIC EARNINGS PER SHARE (NOTE 1)                                                 $1.78        $0.98

Diluted weighted average shares outstanding (Note 1)                              5,241        5,629

DILUTED EARNINGS PER SHARE (NOTE 1)                                               $1.64        $0.89

             The accompanying notes to the consolidated financial statements are integral part of these statements

                             DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS
                                           (In Thousands)

                                                                               JUNE 30,    DECEMBER 31,
                                                                                 1998         1997
                                                                              ----------   ------------
                                                                             (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash                                                                        $  304        $  955
     Accounts receivable, net of allowance for doubtful
         accounts of $500 and $323, respectively                                 16,158         12,233
     Other current assets                                                         1,060            973
                                                                              ----------   ------------
     Total current assets                                                        17,522         14,161

OFFICE FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
     net of accumulated depreciation of $4,585 and $3,748,
     respectively (Note 1)                                                        5,285          4,914


OTHER ASSETS:
     Intangible assets, net (Note 1)                                              1,862          2,015
     Goodwill, net (Note 1)                                                      21,973         22,346
     Other long-term investments                                                  2,160          2,010
     Other long-term assets                                                          47             58
                                                                              ----------   ------------

     Total assets                                                             $  48,849      $  45,504
                                                                              ----------   ------------
                                                                              ----------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued compensation and employment taxes                                 $  6,368       $  8,169
     Accounts payable                                                             3,005          3,275
     Accrued income tax  payable                                                    690            719
     Advance service fee billings to clients (Note 1)                             2,087          1,259
     Other current liabilities                                                        5             29
                                                                              ----------   ------------
     Total current liabilities                                                   12,155         13,451

LONG-TERM DEBT                                                                    1,500          7,000

OTHER LONG-TERM LIABILITIES                                                       2,768          1,776

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value: 3,000 shares authorized, zero issued and
        outstanding                                                                   0              0
     Common stock, no par value: 15,000 shares authorized, 4,838 and 4,807 shares issued and outstanding at June 30, 1998 and December 31, 1997,
        respectively                                                              1,187            363
     Retained earnings                                                           31,239         22,914
                                                                              ----------   ------------
     Total stockholders' equity                                                  32,426         23,277
                                                                              ----------   ------------

     Total liabilities and stockholders' equity                               $  48,849      $  45,504
                                                                              ----------   ------------
                                                                              ----------   ------------

            The accompanying notes to the consolidated financial statements are integral part of these statements.

                         DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In Thousands)
                                         (Unaudited)

                                                                              Six Months   Six Months
                                                                                Ended        Ended
                                                                               June 30,     June 30,
                                                                                 1998        1997
                                                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings                                                             $  8,613     $  5,018
     Increase in accounts receivable, net                                       (3,925)        (600)
     Decrease in accrued compensation and employment taxes                      (1,801)      (1,765)
     Increase in advance service fee billings                                      828          437
     Depreciation and amortization                                               1,378        1,075
     Increase/(decrease) in accrued income taxes payable                           397         (519)
     Increase in other assets and liabilities, net                                 591        1,130
                                                                              ----------   ----------
 Cash provided by operating activities                                           6,081        4,776
                                                                              ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Decrease/(increase) in other long-term investments                           (150)           9
     Purchase of office furniture, equipment
          and leashold improvements, net of retirements                         (1,203)        (608)
                                                                              ----------   ----------
 Cash used in investing activities                                              (1,353)        (599)
                                                                              ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Dividend paid to shareholders                                                (289)        (307)
     Decrease/(increase) in deferred financing costs                                11          (11)
     Issuances of common stock                                                     399          664
     Repurchases of common stock                                                     0       (7,969)
     Increase of long-term debt                                                  8,000       10,500
     Decrease of long-term debt                                                (13,500)      (6,500)
                                                                              ----------   ----------
Cash used in financing activities                                               (5,379)      (3,623)
                                                                              ----------   ----------

NET CHANGE IN CASH                                                                (651)         554

CASH, BEGINNING OF PERIOD                                                          955            0
                                                                              ----------   ----------

CASH, END OF PERIOD                                                           $    304       $  554
                                                                              ----------   ----------
                                                                              ----------   ----------

            The accompanying notes to the consolidated financial statements are integral part of these statements.

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

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Duff & Phelps Credit Rating Co. of Europe and Duff & Phelps Credit Rating Co. of Asia. All significant intercompany balances and transactions have been eliminated.

EARNINGS PER SHARE

      Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding for each of the periods presented. Common stock equivalents are based on outstanding stock options under a non-qualified stock option plan.

     Following is a reconciliation of the denominator used to calculate basic earnings per share to the denominator used to calculate diluted earnings per share for the periods indicated (in thousands):

     June 30,                                             1998          1997
     ------------------------------------------------------------------------
     Basic Weighted Average Shares Outstanding           4,827          5,100
     Stock Options Outstanding                           1,137          1,021
     Reduction in Shares for Treasury Stock Proceeds      (723)          (492)
     ------------------------------------------------------------------------
     Diluted Weighted Average Shares Outstanding         5,241          5,629

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

DEPRECIATION AND AMORTIZATION

     Office furniture and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated remaining lives of the assets, typically 3 to 10 years. Leasehold improvements are amortized over the remaining lives of the related leases which on average are 2 to 10 years.

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

3    LONG-TERM DEBT AND SUPPLEMENTAL CASH FLOWS INFORMATION:

     Long-term debt obligations were $1.5 million and $7.0 million at weighted average interest rates of approximately 6.1 percent and 6.4 percent, for the periods ended June 30, 1998 and December 31, 1997, respectively.
Cash interest and fees paid were $0.2 million for the first six months ended June 30, 1998 and 1997.

     Income taxes paid were $3.8 million during the second quarter of 1998 and $6.1 million in the first half of 1998.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

                THREE MONTHS ENDED JUNE 30, 1998, COMPARED WITH
                -----------------------------------------------
                       THREE MONTHS ENDED JUNE 30, 1997
                       --------------------------------

     Revenues for the quarter ended June 30, 1998, were $21.5 million, an increase of 27 percent or $4.6 million, over the $16.9 million recorded in the second quarter of 1997. Corporate rating revenues rose $1.8 million while structured finance rating revenues increased $2.8 million.

     Corporate rating revenues, which increased 22 percent over 1997, were benefited by a high level of financing activity by non-financial corporations. Structured finance rating revenues increased 36 percent over the prior year and were driven by an extraordinary level of real estate and asset backed transactions.

     International rating revenues, which are incorporated in the above comparisons and contributed to the overall gains, increased 36 percent over last year.

     Operating income for the three months ended June 30, 1998, was $7.4 million, an increase of $3.0 million or 68 percent over the $4.4 million recorded in 1997. This increase is a result of the revenue increases discussed above, offset by increases in operating expense of $1.6 million primarily due to increases in employment and other operating expenses as a result of the growth and performance discussed above.

     Interest expense decreased nominally in the second quarter of 1998 primarily due to a lower average debt balance. Income tax expense increased proportionately with income before taxes.

     Net earnings totaled $4.2 million for the three months ended June 30, 1998, a $1.7 million or 68 percent increase over last year. Diluted earnings per share increased 78 percent to $.80 versus $0.45 in 1997. Basic earnings per share increased to $.87 in 1998 versus $0.49 in 1997. Earnings per share gains are primarily the result of the performance described above in addition to the reduction in shares outstanding due to historical stock repurchases.

                 SIX MONTHS ENDED JUNE 30, 1998, COMPARED WITH
                 ---------------------------------------------
                        SIX MONTHS ENDED JUNE 30, 1997
                        ------------------------------

     Revenues for the six months ended June 30, 1998, were $43.3 million, an increase of 38 percent or $12.0 million, over the $31.3 million recorded in the corresponding period in 1997. Rating revenues accounted for $12.1 million of the increase and were offset by a decline in other revenues of $0.1 million.

     Rating revenues were favorably impacted by a 29 percent increase in corporate rating revenues and a 55 percent increase in structured finance rating revenues for the same reasons as described above.

     International rating revenues, which are incorporated in the above comparisons and contributed to the overall gains, increased 51 percent over last year.

     Operating income for the six months ended June 30, 1998, was $15.0 million, an increase of $6.3 million or 72 percent over the $8.7 million recorded in 1997. This increase reflects the revenue increases discussed above, offset by increases in operating expense of $5.6 million primarily reflecting increases in employment and other operating expenses as a result of the growth and performance discussed above.

     Interest expense decreased nominally in the first half of 1998 primarily due to a lower average debt balance. Income tax expense increased proportionately with income before taxes.

     Net earnings totaled $8.6 million for the six months ended June 30, 1998, a $3.6 million or 72 percent increase over last year. Diluted earnings per share increased 84 percent to $1.64 versus $0.89 in 1997. Basic earnings per share increased to $1.78 in 1998 versus $0.98 in 1997. Earnings per share gains are primarily the result of the performance described above in addition to the reduction in shares outstanding due to historical stock repurchases.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company has typically financed its operations, which do not require significant amounts of working capital or capital expenditures, through funds provided by operations.

     For the first six months ended June 30, 1998, capital expenditures, net of retirements totaled $1.2 million. These capital expenditures were primarily for leasehold improvements, computer equipment and office furniture. The Company expects capital expenditures to approximate $2.0 million in 1998.

     Other cash investments for the second quarter of 1998 included payments made for ownership shares in certain joint ventures.

     Financing activities in the first six months of 1998 included the Company's dividend payments totaling approximately $0.3 million.

     The Company has in place a $20.0 million revolving bank credit agreement that expires December 31, 1999. At June 30, 1998, $1.5 million was outstanding under the facility at a weighted average interest rate of approximately 6.1 percent, compared with $7.0 million outstanding at December 31, 1997, at a weighted average interest rate of 6.4 percent. Commitment fees are accrued on the unused facility at an annual rate of .25 percent and are paid quarterly.

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

YEAR 2000
---------

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

     (a)  On May 13, 1998 an annual meeting of stockholders was held.

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

                     Duff & Phelps Credit Rating Co.



August 12, 1998

                     /S/ Marie C. Becker
                     ----------------------------------------------------------
                     Marie C. Becker, Group Vice President, Accounting & Finance (Principal Accounting Officer)