Form 10-Q
period 1998-09-30
DUFF & PHELPS CREDIT RATING CO
filed 1998-11-12
CIK 928599

                 ---------------------------------------------------
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549




                                     FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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


On October 31, 1998, the registrant had 4,636,515 shares of common stock outstanding.


-------------------------------------------------------------------------------

                  DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                          Quarter Ended September 30, 1998

                                       Index

PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


          Consolidated Condensed Statements of Income                 1
               Three Months Ended September 30, 1998 and
               Three Months Ended September 30, 1997

          Consolidated Condensed Statements of Income                 2
               Nine Months ended September 30, 1998 and
               Nine Months ended September 30, 1997

          Consolidated Balance Sheets                                 3
               September 30, 1998 and December 31, 1997

          Consolidated Statements of Cash Flows                       4
               Nine Months Ended September 30, 1998 and
               Nine Months Ended September 30, 1997

          Notes to the Consolidated Financial Statements              5-7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                     8-10
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PART II. - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            10

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

           DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (In Thousands, Except Per Share Data)
                              (Unaudited)


                                            Three  Months    Three  Months
                                                Ended            Ended
                                            September 30,    September 30,
                                                1998             1997
                                            -------------    -------------
REVENUES (NOTE 1)                              $19,108          $16,710

EXPENSES
   Employment expenses                           8,031            7,131
   Other operating expenses                      3,604            4,411
   Name usage fees--paid to former
    parent (Note 2)                                500              500
   Depreciation and amortization (Note 1)          718              555
                                               -------          -------
 Total expenses                                 12,853           12,597

OPERATING INCOME                                 6,255            4,113

  Other income                                     365               91
  Interest income (expense) (Note 3)                56             (131)
                                               -------          -------

EARNINGS BEFORE INCOME TAXES                     6,676            4,073

  Income taxes                                   2,892            1,793
                                               -------          -------

NET EARNINGS                                   $ 3,784          $ 2,280
                                               -------          -------
                                               -------          -------

Basic weighted average shares outstanding
  (Note 1)                                       4,808            4,909

BASIC EARNINGS PER SHARE (NOTE 1)              $  0.79          $  0.46

Diluted weighted average shares outstanding
  (Note 1)                                       5,246            5,238

DILUTED EARNINGS PER SHARE (NOTE 1)            $  0.72          $  0.44

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                                 Nine Months         Nine Months
                                                    Ended               Ended
                                                September 30,       September 30,
                                                    1998                1997
                                                -------------       -------------
REVENUES (NOTE 1)                                  $62,391             $47,999

EXPENSES
   Employment expenses                              25,552              20,004
   Other operating expenses                         11,941              12,081
   Name usage fees--paid to former parent (Note 2)   1,500               1,500
   Depreciation and amortization (Note 1)            2,096               1,629
                                                   -------             -------
 Total expenses                                     41,089              35,214

OPERATING INCOME                                    21,302              12,785

  Other income                                         606                 317
  Interest income (expense) (Note 3)                  (138)               (348)
                                                   -------             -------
EARNINGS BEFORE INCOME TAXES                        21,770              12,754

  Income taxes                                       9,374               5,456
                                                   -------             -------

NET EARNINGS                                       $12,396              $7,298
                                                   -------             -------
                                                   -------             -------

Basic weighted average shares outstanding (Note 1)   4,820               5,035

BASIC EARNINGS PER SHARE (NOTE 1)                  $  2.57             $  1.45

Diluted weighted average shares
 outstanding (Note 1)                                5,255               5,331

DILUTED EARNINGS PER SHARE (NOTE 1)                $  2.36             $  1.37

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                       September 30, December 31,
ASSETS                                                      1998         1997
                                                       ------------  -----------
                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                               $ 1,920      $   955
  Accounts receivable, net of allowance for doubtful
     accounts of $502 and $323, respectively               11,319       12,233
  Other current assets                                      1,130          973
                                                          -------      -------
     Total current assets                                  14,369       14,161

OFFICE FURNITURE, EQUIPMENT AND LEASEHOLD
 IMPROVEMENTS, net of accumulated depreciation
 of $5,032 and $3,748, respectively (Note 1)                5,154        4,914

OTHER ASSETS:
  Intangible assets (Note 1)                                1,786        2,015
  Goodwill (Note 1)                                        21,786       22,346
  Other long-term investments                               2,525        2,010
  Other long-term assets                                       40           58
                                                          -------      -------

TOTAL ASSETS                                              $45,660      $45,504
                                                          -------      -------
                                                          -------      -------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued compensation and employment taxes              $  8,104     $  8,169
  Accounts payable                                          3,016        3,275
  Accrued income tax                                         (308)        (719)
  Advance service fee billings to clients (Note 1)            838        1,259
  Other current liabilities                                     0           29
                                                          -------      -------
     Total current liabilities                             11,650       13,451

 LONG-TERM DEBT (Note 3)                                        0        7,000

OTHER LONG-TERM LIABILITIES (Note 1)                        3,221        1,776

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value: 3,000 shares
   authorized, zero outstanding                                 0            0
  Common stock, no par value; 15,000 shares
   authorized, 4,740 and 4,807 shares
   issued and outstanding, respectively                         0          363
  Retained earnings                                        30,789       22,914
                                                          -------      -------

TOTAL STOCKHOLDERS' EQUITY                                 30,789       23,277
                                                          -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $45,660      $45,504
                                                          -------      -------
                                                          -------      -------

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

           DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)
                               (Unaudited)

                                                   Nine Months      Nine Months
                                                      Ended            Ended
                                                  September 30,    September 30,
                                                      1998             1997
                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings                                    $ 12,396        $  7,298
     Decrease (increase) in accounts receivable           914          (2,247)
     Increase (decrease) in accrued compensation
         and employment taxes                             (65)            292
     Increase (decrease) in advance service fee
         billings                                        (421)            432
     Depreciation and amortization                      2,096           1,629
     Decrease in income taxes payable                    (291)           (369)
     Increase (decrease) in other assets and
         and liabilities - net                            979            (553)
                                                     --------        --------
 Cash provided by operating activities                 15,608           6,482
                                                     --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Increase in other long-term investments             (515)           (507)
     Purchase of office furniture, equipment
         and leasehold improvements-net of
         retirements                                   (1,525)           (990)
                                                     --------        --------
 Cash used in investing activities                     (2,040)         (1,497)
                                                     --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Decrease (increase) in deferred financing costs       19             (11)
     Dividends paid to shareholders                      (435)           (453)
     Issuances of common stock                            604             967
     Repurchase of common stock                        (5,791)         (9,215)
     Increase of long-term debt                         8,000          16,750
     Decrease of long-term debt                       (15,000)        (12,750)
                                                     --------        --------
Cash used in financing activities                     (12,603)         (4,712)
                                                     --------        --------

NET CHANGE IN CASH                                        965             273
                                                     --------        --------

CASH, BEGINNING OF PERIOD                                 955               0
                                                     --------        --------

CASH, END OF PERIOD                                  $  1,920        $    273
                                                     --------        --------
                                                     --------        --------

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

     On October 31, 1994, the spin-off of the Company from its former parent company, Phoenix Duff & Phelps Corporation, formerly Duff & Phelps Corporation ("D&P"), was finalized. The Company's shares, held by D&P, were distributed October 31, 1994, to D&P shareholders of record on October 26, 1994, as a tax-free distribution for which a favorable tax ruling was obtained from the Internal Revenue Service. D&P shareholders received one of the Company's shares for every three shares held of D&P common stock, and cash payments were made in lieu of fractional shares. The distribution resulted in the Company operating as a free standing entity whose common stock is publicly traded on the New York Stock Exchange under the ticker symbol "DCR."

BASIS OF PRESENTATION

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include those assets, liabilities, revenues and expenses directly attributable to the Company's operations in the periods presented. Certain reclassifications have been made to prior year financial statements to conform with the current presentation.

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

     Following is a reconciliation of the denominator used to calculate basic earnings per share to the denominator used to calculate diluted earnings per share for the periods indicated (in thousands):


September 30,                                                                        1998      1997
----------------------------------------------------------------------------------------------------
Basic Weighted Average Shares Outstanding                                            4,820     5,035
Stock Options Outstanding                                                            1,110       976
Shares Purchased Using Proceeds from Option Exercises & Related Tax Benefit           (675)     (680)
----------------------------------------------------------------------------------------------------
Diluted Weighted Average Shares Outstanding                                          5,255     5,331
                                                                                     -----     -----
                                                                                     -----     -----

REVENUE RECOGNITION

     Rating revenues are typically recognized when services rendered for credit ratings are complete, generally when billed. Revenues are dependent, in large part, on levels of debt issuance. The Company's fee schedule depends on the type and amount of securities rated and the complexity of securities issued. Research revenues are billed in advance and amortized over the subscription period. Monitoring fees are billed in advance and are amortized over the length of the life of the security.

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

3    LONG-TERM DEBT AND SUPPLEMENTAL CASH FLOWS INFORMATION:

     Long-term debt obligations were zero at September 30, 1998, and $7.0 million at a weighted average interest rate of approximately 6.4 percent at December 31, 1997. Cash interest and fees paid net of interest earned were $0.1 million for the nine months ended September 30, 1998. Cash interest and fees were $0.3 million for the nine months ended September 30, 1997.

     Dividends paid totaled $0.4 million, and stock repurchases of 115,800 shares amounted to $5.8 million. during nine months ended September 30, 1998.

     Income taxes paid were $3.6 million during 1998 and $8.0 million in the nine months ended September 30, 1998.

4    LITIGATION MATTERS:

     The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. Management believes that there are no proceedings pending against the Company or any of its subsidiaries which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Company.

5    SUBSEQUENT EVENTS:

     Since September 30, 1998, the Company has repurchased an additional 105,000 shares amounting to $4.4 million. Such shares will be used, in part or whole, to implement the Corporation's stock incentive plans for share issuances of option exercises. The repurchased shares are accounted for as cancellations with reductions to paid-in capital for the cash payments.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

                THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED WITH
                       THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues for the quarter ended September 30, 1998, were $19.1 million, an increase of 14 percent or $2.4 million, over the $16.7 million recorded in the third quarter of 1997. Structured Finance rating revenues rose $3.2 million and were offset by a decline in corporate rating revenues of $.8 million.

     The growth in third quarter revenues was the result of strong performance by the structured finance rating businesses, namely the asset backed and residential and commercial mortgage backed units, which posted a 50 percent revenue increase over last year's third quarter. Partially offsetting third quarter growth was the decline in corporate rating revenues of eight percent primarily due to lower issuance fees reflecting difficult market conditions for domestic corporate and emerging market debt.

     International rating revenues, which are incorporated in the above comparisons and contributed to the overall gains, increased six percent over last year as a result of strong growth in Europe offset by weaknesses in Asia and Latin America.

     Operating expenses for the three months ended September 30, 1998 were $12.9 million, an increase of two percent or $0.3 million, over the previously recorded $12.6 million for the corresponding period in 1997. This increase was due to an increase in employment expenses and general and administrative expenses due to the increase in business discussed above. These increases were offset by a decrease in legal expenses for the period in 1998 versus 1997.

     Operating income for the three months ended September 30, 1998, was $6.3 million, an increase of $2.2 million or 54 percent over the $4.1 million recorded in 1997.

     The Company recorded interest income of $0.1 million in the third quarter of 1998 versus interest costs of $0.1 million in the third quarter of 1997. Income tax expense increased proportionately with income before taxes.

     Net earnings totaled $3.8 million for the three months ended September 30, 1998, a $1.5 million or 65 percent increase over last year. Diluted earnings per share increased 64 percent to $0.72 versus $0.44 in 1997. Basic earnings per share increased to $0.79 in 1998 versus $0.46 in 1997. Earnings per share gains are the result of the performance described above.

                NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED WITH
                        NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues for the nine months ended September 30, 1998, were $62.4 million, an increase of 30 percent or $14.4 million, over the $48.0 million recorded in the corresponding period in 1997. Rating revenues accounted for $14.5 million of the increase and were offset by a decline in other revenues of $0.1 million.

     Corporate rating revenues, which increased by 15 percent over 1997, were benefited by a high level of financing activity by non-financial corporations in the first six months of 1998 which were slightly offset by lower issuance levels during the third quarter of the year. Structured finance rating revenues increased by 54 percent over 1997 and were driven by a high level of real estate and asset backed financings.

     International rating revenues, which are incorporated in the above comparisons and contributed to the overall gains, increased 34 percent over last year.

     Operating expenses for the nine months ended September 30, 1998 were $41.1 million, an increase of $5.9 million or 17 percent over the $35.2 million recorded in 1997. This increase was due to an increase in employment expenses and general and administrative expenses due to the increase in revenues mentioned above. These increases were offset by a decrease in legal expenses during 1998 versus 1997.

     Operating income for the nine months ended September 30, 1998, was $21.3 million, an increase of $8.5 million or 66 percent over the $12.8 million recorded in 1997.

     Interest expense decreased in the nine months of 1998 due to the reduction and subsequent elimination of long-term debt during 1998. Income tax expense increased proportionately with income before taxes.

     Net earnings totaled $12.4 million for the nine months ended September 30, 1998, a $5.1 million or 70 percent increase over last year. Diluted earnings per share increased 72 percent to $2.36 versus $1.37 in 1997. Basic earnings per share increased to $2.57 in 1998 versus $1.45 in 1997. Earnings per share gains are primarily the result of the performance described above in addition to the reduction in shares outstanding due to stock repurchases.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has typically financed its operations, which do not require significant amounts of working capital or capital expenditures, through funds provided by operations.

     For the first nine months ended September 30, 1998, capital expenditures, net of retirements totaled $1.5 million. These capital expenditures were primarily for leasehold improvements, computer equipment and office furniture. The Company expects capital expenditures to approximate $2.0 million in 1998.

     Other cash investments of $0.5 million for the first nine months of 1998 included payments made for ownership shares in certain joint ventures.

     Financing activities in the first nine months of 1998, included stock repurchases of 115,800 shares amounting to $5.8 million, net debt payments of $7.0 million and dividend payments totaling approximately $0.4 million.

     The Company has in place a $20.0 million revolving bank credit agreement that expires December 31, 1999. At September 30, 1998, no borrowings were outstanding, compared with $7.0 million outstanding at December 31, 1997, at a weighted average interest rate of 6.4 percent. Commitment fees are accrued on the unused facility at an annual rate of .25 percent and are paid quarterly.

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

YEAR 2000

The Year 2000 issue is the result of computer programs using a two-digit format, instead of four digits to indicate years, which could cause a system failure or other computer errors in connection with year 2000 computing. The Company is taking steps to ensure that all systems will be fully compliant with Year 2000 requirements. The company has adopted a Year 2000 compliance program and is currently in the assessment and renovation phases of such program. Certain material software applications are already fully compliant. The Company is soliciting written assurances from outside software vendors and third parties that their software will be century-compliant. The Company believes that substantially all its internal systems will be in compliance prior to the commencement of the Year 2000. The Company believes it will have no material business risk from such Year 2000 issues. Accordingly, the Company has not established a contingency plan. The cost to ensure compliance is estimated to be immaterial to the results of operations at this time.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

This report contains forward-looking statements that are subject to risks and uncertainties, including but not limited to the following: the Company's performance is highly dependent on corporate debt issuances and structured finance transactions, which may decrease for any number of reasons including changes in interest rates and adverse economic conditions; the Company's performance is affected by the demand for and market acceptance of the Company's services; and the Company's performance may be impacted by changes in the performance of the financial markets and general economic conditions. Accordingly, actual results may differ materially from those set forth in the forward-looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit No.    Description
                27       Financial Data Schedule

                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Duff & Phelps Credit Rating Co.




November 10, 1998                    /s/ Marie C. Becker
                                     _______________________________________
                                     Marie C. Becker
                                     Group Vice President, Accounting & Finance