Form 10-K405
period 1998-12-31
DUFF & PHELPS CREDIT RATING CO
filed 1999-03-29
CIK 928599

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   -----------

                                   FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1998
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from        to
Commission file number 1-13286
                                   -----------

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

     TITLE OF EACH CLASS               Name of each exchange on which registered
Common Stock, without par value                New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1999, computed by reference to the last reported price at which the stock was sold on such date, was $234,810,791.

The number of shares outstanding of the registrant's common stock, without par value, as of March 19, 1999 was 4,549,229.

Portions of the following documents     Part of this form 10-k into which the
-----------------------------------     -------------------------------------
are incorporated by reference into      document is incorporated by reference:
-----------------------------------     --------------------------------------
this Form 10-K:
---------------

Duff & Phelps Credit Rating Co.

Proxy Statement dated March 31, 1999                  Part III
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                      PART I

ITEM 1.  BUSINESS.

GENERAL

         Duff & Phelps Credit Rating Co. (the "Company") is an internationally recognized credit rating agency which was established in 1982. The credit rating business was an outgrowth of the fixed income research services provided by the firm, and/or its predecessors, dating back to 1932. The Company was incorporated in Illinois in 1987 as a wholly-owned subsidiary of Duff & Phelps Corporation, at which time Duff & Phelps Corporation contributed substantially all of the assets and liabilities of its credit rating business to the Company. On October 31, 1994, Duff & Phelps Corporation distributed to its stockholders all of the outstanding shares of common stock of the Company. The dividend of one share of common stock of the Company for each three shares of Duff & Phelps Corporation common stock was distributed to the stockholders of Duff & Phelps Corporation of record as of October 26, 1994. As a result of the distribution, the Company owns and operates the credit rating business as an independent public company.

PRODUCTS AND SERVICES

         The Company issues credit ratings on domestic and international corporate bonds, sovereign bonds, preferred stocks, commercial paper, certificates of deposit, structured financings and insurance company claims paying ability. To a lesser extent, the Company issues credit ratings on municipal securities. Credit ratings typically are issued for a fee paid by the issuer, and are published for access by investors, issuers, investment bankers, traders and the general public. Credit ratings concern only credit quality and are not recommendations to buy, sell or hold rated securities, certificates of deposit or insurance policies.

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

         The Company's professional staff analyzes the factors that determine an issuer's credit quality and summarizes the basis for ratings. Credit ratings are assigned and reviewed by a Credit Rating Committee composed of senior officers and managers of the Company. Ratings are monitored and reviewed at appropriate intervals depending on the type of rating. A watch list is utilized to alert clients to ratings that are under review for potential rating changes. New ratings, the watch list, and changes to existing ratings are primarily communicated through news releases to financial news services, on-line data products, electronic and print media, and through the Company's research publications.

         The Company's research services include published reports concerning new issues, detailed and summary reports on issuers, rating guides, comparative statistical guides, and industry research. In addition, the Company's research is delivered to users electronically. The Company is committed to delivering a valuable research service as evidenced by a policy of hiring analysts with excellent educational backgrounds, including many with prior employment experience in the respective industries they follow. The Company's research service is widely distributed to domestic and international institutional investors including most of the largest U.S. mutual funds, banks, trust companies, public and private pension advisors and life and property/casualty insurance companies, as well as investment banks. The Company's management believes that its policy of allowing research subscribers direct access to credit analysts is attractive to current and prospective subscribers.

REVENUES

         Revenue is derived from fees for ratings in connection with debt issuance, annual surveillance of outstanding rated securities, and research subscriptions. Although revenue is sensitive to the level of debt issuance, fees from annual surveillance and research subscriptions tend to stabilize the revenue base. The Company's fee schedule depends on the type and amount of securities issued, the type of company or issue rated, the complexity of the transaction, and the types of services subscribed to for research publications. Revenues increased from $32.6 million in 1993 to $84.0 million in 1998, a five-year compound annual growth rate of approximately 21 percent. This performance reflects a number of factors: increased market penetration by the Company in the traditional corporate and structured finance rating businesses, the increasing number of new financial instruments that require ratings, the expansion of international rating activities and the growing use of multiple agencies for ratings. No single client represented more than 2.0 percent of the Company's revenues in 1998.

         Revenues for the year ended December 31, 1998, were $84.0 million, an increase of 25 percent or $17.0 million, over the $67.0 million recorded in 1997. Corporate rating revenues rose 15 percent or $5.1 million, while structured finance rating revenues increased 41 percent or $12.2 million. Rating revenue increases were partially offset by a decline in research revenues of $0.3 million.

         Revenues for the year ended December 31, 1997, were $67.0 million, an increase of 26 percent or $13.9 million, over the $53.1 million recorded in 1996. Corporate rating revenues rose 19 percent or $5.2 million, while structured finance rating revenues increased 44 percent or $9.1 million. Rating revenue increases were partially offset by a decline in research revenues of $0.4 million.

MARKETING

         The Company's marketing staff, as well as senior analytical staff, introduces the rating service to prospective issuers and markets the Company's research services to institutional investors, investment bankers, and other key users of credit ratings. The Company's management believes that the breadth of its research has led issuers to recognize the value of its rating services to investors of securities rated by the Company. The Company provides a comprehensive service that includes publicity for the ratings and rating rationale for each issuer or transaction. The Company also conducts seminars, participates in conferences and publishes timely articles related to securities analysis.

COMPETITION

         The Company competes primarily with three other full-service nationally recognized credit rating agencies. Moody's Investors Service, Inc. and Standard & Poor's dominate the market and are much larger than the Company.

         The Company's management believes that significant growth opportunities exist in the credit rating market for the following reasons: 1) Multiple agencies are increasingly used for ratings in the domestic and international markets; 2) Securities issuance continues to grow globally; 3) Certain securities issued in the marketplace have become more complex; 4) New and innovative asset-backed securities continue to be introduced into the capital markets; 5) More international issuers now have the ability to access the U.S. capital markets for financing than in the past; and 6) Global markets continue to experience disintermediation.

         The Company penetrates international markets through strategic joint ventures and its U.S., London and Hong Kong offices. As part of its marketing efforts, the Company attempts to identify new financial products or emerging markets not fully covered by other rating agencies. This strategy has allowed the Company to gain significant market penetration in rating domestic and international structured financings. Structured finance ratings are transaction specific, and while growth of related rating revenue has been substantial, there remains the potential for further growth through penetration and continued development of the structured finance markets, especially internationally.

         While precise statistics are not available on industry revenues as each of the Company's competitors are privately owned or are part of larger corporations, the Company estimates its comparable 1998 revenues to be equal to approximately 17 percent of the revenues of its largest competitor. The Company's market penetration, however, is believed to vary significantly depending on market sector. For example, the Company has an inconsequential share of the municipal, mutual fund and high-yield rating market, as historically it has not actively competed in these segments. However, the Company believes its share of the rating business for insurance company claims paying ability, structured financings, and certain segments of the corporate market is much more meaningful. Specifically, in the United States market, the Company has issued claims paying ability ratings on 85 percent of the 100 largest life insurance companies. The Company rates approximately 70 percent of the companies comprising the investor-owned electric utility industry and about 80 percent of the 50 largest telecom and cable TV companies. Of banks and finance companies, the Company rates 81 percent of the debt issued by the top 25 U.S. banks and 21 of the top 25 U.S. finance companies. The Company also rates 48 percent of Fortune 100 companies. On the structured finance side of the business, the Company currently rates the majority of the privately placed asset-backed securities transactions and rates 13 of the top 25 public issuers of asset-backed securities. Market share penetration for the commercial mortgage-backed securities market is approximately 30 percent and about 44 percent for the residential mortgage-backed securities market.

         The Company believes that significant growth opportunities also exist due to the generally low market penetration described above, in addition to the growing use of multiple agencies for ratings, the increasing number of new financial instruments that require ratings and the growth of international financial markets as previously discussed. Moreover, as part of its strategy to grow, the Company has established joint ventures in certain North and South American, European, African and Asian countries (see "International") and has offices in London and Hong Kong.

INTERNATIONAL

         The Company has affiliate offices in Argentina, Bangladesh, Brazil, Canada, Chile, Colombia, Costa Rica, Czech Republic, India, Indonesia, Italy, Korea, Malaysia, Mexico, Pakistan, Peru, Singapore, South Africa, Spain, Turkey, Venezuela and Zimbabwe and is pursuing joint venture relationships in several other countries. Additionally, the Company maintains its designation as a rating agency in Japan, which was granted in October 1992 by the Minister of Finance of Japan.

         In July 1994, the Company organized Duff & Phelps Credit Rating Co. of Europe, a U.S. wholly-owned subsidiary with an office in London, to provide rating services in the United Kingdom and throughout Europe, as well as Africa.

         In July 1996, the Company organized Duff & Phelps Credit Rating Co. of Asia, a U.S. wholly-owned subsidiary with an office in Hong Kong, to provide rating services in Hong Kong and throughout Asia.

EMPLOYEES

         As of December 31, 1998, the Company employed 318 persons. The Company considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company are as follows:


NAME                   AGE       POSITION

Paul J. McCarthy       60        Chairman of the Board, Chief Executive Officer,
                                 Chief Financial Officer and Director
Philip T. Maffei       55        President, Chief Operating Officer and Director
Ernest T. Elsner       58        Executive Vice President and General Counsel
Peter J. Stahl         49        Executive Vice President
Joseph C. Franzetti    43        Executive Vice President
Paul Taylor            36        Executive Vice President

         The executive officers of the Company are elected annually and serve at the discretion of the Board of Directors of the Company.

         Mr. McCarthy has been Chairman of the Board of the Company since December 1995 and Chief Executive Officer and a Director of the Company since February 1991. He has also been Chief Financial Officer of the Company since November 1994. Mr. McCarthy was President of the Company from February 1991 to December 1995. Mr. McCarthy was also an Executive Vice President and a Director of Duff & Phelps Corporation from January 1992 to November 1994 and an Executive Vice President and a Director of Duff & Phelps Inc. from February 1991 until its dissolution in November 1992.

         Mr. Maffei has been President of the Company since December 1995, Chief Operating Officer of the Company since October 1994 and a Director of the Company since February 1991. From February 1991 to December 1995, Mr. Maffei was an Executive Vice President of the Company.

         Mr. Elsner has been General Counsel of the Company since July 1995 and an Executive Vice President of the Company since February 1991.

         Mr. Stahl has been an Executive Vice President of the Company since July 1994. From January 1992 to July 1994, Mr. Stahl was a Senior Vice President of the Company.

         Mr. Franzetti has been an Executive Vice President of the Company since January 1999. Mr. Franzetti was a Senior Vice President, Managing Director of the Company from December 1996 to January 1999, and a Senior Vice President of the Company from August 1993 to December 1996.

         Mr. Taylor has been an Executive Vice President of the Company since January 1999. Mr. Taylor was a Senior Vice President, Managing Director of the Company from July 1994 to January 1999.

ITEM 2.           PROPERTIES.

         The Company, which is headquartered in Chicago, conducts its operations through offices located in Chicago, Illinois; New York, New York; London, England; and Hong Kong in which locations it leases a total of approximately 103,188 square feet of office space.

ITEM 3.  LEGAL PROCEEDINGS.

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

        1998        High         Low           1997         High        Low

Fourth Quarter   $ 55 1/16    $ 40 1/2    Fourth Quarter  $41 13/16   $31 15/16
Third Quarter      59 7/16      46 1/16   Third Quarter          32      29 5/8
Second Quarter          59      50 5/8    Second Quarter     30 3/4      25 3/4
First Quarter       50 3/8      36 5/8    First Quarter      27 1/8      23 7/8


         As of February 23, 1999, there were approximately 88 holders of record of the Company's common stock.

DIVIDEND POLICY

         During 1998 and 1997, the Company paid a regular quarterly dividend of $0.03 per share. The Company intends to continue to pay quarterly cash dividends; however, future cash dividends will depend on the financial condition, capital requirements and net earnings of the Company. Additionally, the Company's bank credit agreement contains provisions which may limit the aggregate dividends that the Company may pay on its common stock.

ITEM 6.           SELECTED FINANCIAL DATA.

         The following unaudited selected financial data of the Company should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.



FOR THE YEARS ENDED DECEMBER 31,                1998     1997     1996     1995      1994
-----------------------------------------------------------------------------------------
(In millions, except per share data)

INCOME STATEMENT DATA:
Revenues                                       $84.0    $67.0    $53.1    $46.0     $40.4
Operating expenses                              53.6     46.2     35.4     30.1      26.4
Name use fee paid to former parent               2.0      2.0      2.0      2.0       2.0
Operating income                                28.4     18.8     15.7     13.9      12.0
Interest income (expense) and other
income, net                                      0.4        0     (0.1)   (0.5)     (0.6)
Earnings before income taxes                    28.8     18.8     15.6     13.4      11.4
Income taxes                                    12.4      8.1      6.6      5.8       4.9
Net earnings                                   $16.4    $10.7     $9.0     $7.6      $6.5

PER COMMON SHARE DATA:
Diluted earnings per common share              $3.16    $2.00    $1.54    $1.28     $1.12
Cash dividends paid per common share           $0.12    $0.12    $0.12    $0.12     $0.03

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital                                $(3.4)    $0.7     $0.5     $1.6      $0.3
Goodwill and organization costs, net            21.7     22.3     23.1     23.8      24.6
Total assets                                    44.2     45.5     42.4     42.3      41.0
Long-term debt                                     0      7.0      5.5      6.0      10.0
Stockholders' equity                           $24.8    $23.3    $25.1    $26.1     $20.8



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998, COMPARED WITH YEAR ENDED DECEMBER 31, 1997

         Revenues for the year ended December 31, 1998, were $84.0 million, an increase of 25 percent, or $17.0 million, over the $67.0 million recorded in 1997. Corporate rating revenues grew $5.1 million, and structured finance rating revenues increased $12.2 million. Rating revenue increases were partially offset by a decline in research revenues of $0.3 million.

         Corporate rating revenues, which increased 15 percent over 1997, benefited from a high level of financing activity by non-financial corporations. Structured finance rating revenues increased 41 percent over 1997 and were driven by a high level of real estate and asset-backed financings.

         International rating revenues, which are incorporated in the above comparisons and contributed to the overall gains, increased 30 percent. Strong performance by our European operation was offset by weaknesses in our Asian operation, while our Latin American business remained relatively flat year over year.

         Operating expenses for the year ended December 31, 1998, were $55.6 million, an increase of $7.4 million or 15 percent over the $48.2 million recorded in 1997. The increase was predominantly the result of higher employment expenses as well as increased general and administrative expenses directly attributable to the growth in business, offset, in part, by lower professional service fees.

         Operating income for the year ended December 31, 1998, was $28.4 million, an increase of $9.6 million, or 51 percent, over the $18.8 million recorded in 1997.

         Interest expense decreased $0.3 million for the year ended December 31, 1998, due to a lower average debt balance in 1998 versus 1997. Other income, mostly derived from dividends paid by the Company's international partnerships, increased nominally over the previous year. Income tax expense increased proportionately with income before taxes.

         Net earnings totaled $16.4 million for the year ended December 31, 1998, a $5.7 million, or 53 percent, increase over last year. Diluted earnings per share increased 58 percent to $3.16 versus $2.00 in 1997. Basic earnings per share increased to $3.45 in 1998 versus $2.14 in 1997. Earnings per share gains are primarily the result of the performance described above in addition to the reduction in weighted average shares outstanding as a result of the Company's stock repurchases of 347,355 common shares during 1998.

YEAR ENDED DECEMBER 31, 1997, COMPARED WITH YEAR ENDED DECEMBER 31, 1996

         Revenues for the year ended December 31, 1997, were $67.0 million, an increase of 26 percent, or $13.9 million, over the $53.1 million recorded in 1996. Corporate rating revenues grew $5.2 million, while structured finance rating revenues increased $9.1 million. Rating revenue increases were partially offset by a decline in research revenues of $0.4 million.

         Corporate rating revenues, which increased 19 percent or $5.2 million over 1996, demonstrated improved performance in all business sectors and were driven by a strong increase in renewal revenues of $2.8 million, while new client and issuance revenues added $2.4 million. Structured finance rating revenues increased $9.1 million, or 44 percent, over the prior year. Structured finance rating revenues posted healthy increases across the board in each business line, with the residential mortgage-backed business contributing a substantial portion of the overall revenue growth.

         International rating revenues, which are incorporated in the above comparisons, increased 43 percent over the prior year.

         Operating expenses for the year ended December 31, 1997, were $48.2 million, an increase of $10.9 million or 29 percent over the $37.3 million recorded in 1996. Employment expense accounted for 48 percent of the increase, litigation expense accounted for 32 percent and other operating expenses accounted for 20 percent. Higher litigation costs in 1997 were incurred in connection with a suit that was dismissed in September of 1997.

         Operating income for the year ended December 31, 1997, was $18.8 million, an increase of $3.1 million or 20 percent over the $15.7 million recorded in 1996.

         Interest expense increased nominally in 1997 due to a higher average debt balance year over year. Other income increased approximately $0.3 million as a result of dividends received from the Company's international partnerships. Income tax expense increased proportionately with income.

         Net earnings totaled $10.7 million in 1997, a $1.7 million, or 19 percent, increase over last year. Diluted earnings per share increased to $2.00 for the year versus $1.54 in 1996. Basic earnings per share increased to $2.14 in 1997 versus $1.66 in 1996. In addition to the financial performance discussed above, a reduction of about 9 percent in the Company's weighted average shares outstanding contributed to the approximate 30 percent gain in earnings per share year over year. The decrease in weighted average shares outstanding was predominantly the result of the Company's repurchase of 448,505 common shares in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has typically financed its operations, which do not require significant amounts of working capital or capital expenditures, through funds provided by operations.

         For the years ended December 31, 1998 and 1997, capital expenditures, net of retirements totaled $1.7 million and $1.8 million, respectively. These capital expenditures were primarily for leasehold improvements, computer equipment and office furniture. The Company expects capital expenditures to approximate $2.0 million in 1999.

         Cash investments of $0.6 million in 1998 and $0.9 million in 1997 were for ownership shares in certain joint ventures.

         Financing activities for the year ended December 31, 1998, included stock repurchases of 347,355 common shares amounting to $16.7 million, net debt payments of $5.5 million and dividend payments totaling approximately $0.6 million. During 1997, the Company repurchased 448,505 of its common shares for approximately $13.9 million and made dividend payments totaling approximately $0.6 million. Future share repurchases are contingent upon the Company's financial condition, capital requirements and earnings, as well as the market price and availability of the Company's common stock.

         The Company has in place a $20.0 million revolving bank credit agreement that expires December 31, 1999. At December 31, 1998, $1.5 million was outstanding and current at a weighted average interest rate of 6.0 percent, compared with $7.0 million outstanding at December 31, 1997, at a weighted average interest rate of 6.4 percent. Commitment fees are accrued on the unused facility at an annual rate of .25 percent and are paid quarterly.

         The Company is currently in the process of renegotiating the credit line due to its upcoming expiration.

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

SEGMENT REPORTING

         The primary business of the Company is to provide credit ratings on domestic and international corporate bonds, sovereign bonds, preferred stocks, commercial paper, certificates of deposit, structured financings and insurance company claims paying ability. To assess performance of the Company, executive management regularly reviews the financial statements on a consolidated basis. In addition, executive management reviews revenues by major service type on a consolidated basis. See Note 11 to the Consolidated Financial Statements, Segment Information, for the Company's disclosures regarding segment reporting.

MARKET RISK

         As of December 31, 1998, only 12 percent of the Company's total assets were located outside of the United States. International revenues totaled approximately 15 percent of the Company's total revenues in 1998. The majority of the revenue was invoiced in U.S. dollars. The Company feels that any exposure to loss due to foreign exchange fluctuations is minimal and immaterial to the financial statements at this time; therefore, the Company has not entered into any hedging transactions.

         The Company's exposure to changes in interest rates is limited to borrowings under the current line of credit. Management believes that any potential losses due to interest rate fluctuations would be minimal and immaterial to the financial statements based on current loan levels; therefore, the Company has not entered into any interest rate swap agreements.

YEAR 2000

         The Year 2000 issue is the result of computer programs using a two-digit format instead of four digits to indicate years, which could cause a system failure or other computer errors in connection with Year 2000 computing. The Company is taking steps to ensure that all systems will be fully compliant with Year 2000 requirements. The Company has adopted a Year 2000 compliance program and is currently in the assessment and renovation phases of such program. Certain material software applications, including all internally developed mission critical systems, are already fully compliant. The Company is soliciting written assurances from outside vendors and other third parties that their software and other products will be century-compliant. Ultimately, critical vendors who cannot give adequate reassurances of their readiness will be eliminated. The Company believes that substantially all its systems will be in compliance prior to the commencement of the Year 2000. Nevertheless, the Company expects to develop a contingency plan in 1999. The cost to ensure compliance is estimated to be immaterial to the results of operations at this time.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains forward-looking statements that are subject to risks and uncertainties, including but not limited to the following: the Company's performance is highly dependent on corporate debt issuances and structured finance transactions, which may decrease for any number of reasons, including changes in interest rates and adverse economic conditions; the Company's performance is affected by the demand for and market acceptance of the Company's services; and the Company's performance may be impacted by changes in the performance of the financial markets and general economic conditions. Accordingly, actual results may differ materially from those set forth in the forward-looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated Balance Sheets - December 31, 1998 and 1997

     Consolidated Statements of Income - For the Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows - For the Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Changes in Stockholders' Equity - For the Years Ended December 31, 1998, 1997 and 1996

     Notes to the Consolidated Financial Statements

         Report of Independent Public Accountants

CONSOLIDATED BALANCE SHEETS
(In thousands)




DECEMBER 31,                                                    1998               1997
----------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $    618      $      955
  Accounts receivable, net of allowance for doubtful
    accounts of $494 and $323, respectively                     11,611          12,233
  Other current assets                                           1,197             973
                                                               -------------------------
Total current assets                                            13,426          14,161

OFFICE FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
  net of accumulated depreciation of $5,422 and $3,748,
  respectively (Note 1)                                          4,880           4,914

OTHER ASSETS:
     Goodwill and organization costs, net (Note 1)              21,742          22,412
     Intangible assets, net (Note 1)                             1,710           2,015
     Other long-term investments (Note 3)                        2,316           1,823
     Other long-term assets                                        133             179
                                                              --------------------------
Total assets                                                  $ 44,207        $ 45,504
                                                              --------------------------
                                                              --------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued compensation and employment taxes                $ 10,767        $     8,169
     Accounts payable                                            3,154              3,275
     Current maturities of long-term debt (Note 4)               1,500                  0
     Advance service fee billings to clients (Note 1)            1,166              1,259
     Accrued income taxes                                          228                719
     Other current liabilities                                       5                 29

                                                              ----------------  ---------
Total current liabilities                                       16,820             13,451

LONG-TERM DEBT (Note 4 )                                             0              7,000

OTHER LONG-TERM LIABILITIES (Note 8)                             2,585              1,776

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value: 3,000 shares
  authorized, zero shares issued and outstanding                     0                  0
  Common stock, no par value: 15,000 shares authorized,
  4,544 and 4,807 shares issued and outstanding,
  respectively                                                       0                363
  Retained earnings                                             24,802             22,914
                                                              ----------------------------
Total stockholders' equity                                      24,802             23,277
                                                              ----------------------------

Total liabilities and stockholders' equity                    $ 44,207        $    45,504
                                                              ----------------------------
                                                              ----------------------------
------------------------------------------------------------------------------------------

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)



FOR THE YEARS ENDED DECEMBER 31,                              1998            1997         1996
-----------------------------------------------------------------------------------------------

REVENUES (NOTE 1)                                         $ 83,995        $ 66,954      $53,083

EXPENSES:
  Employment expense                                        34,831          27,768       22,520
  Other operating expenses                                  15,914          15,902       10,804
  Name usage fees paid to former parent (Note 2)             2,000           2,000        2,000
  Depreciation and amortization (Note 1)                     2,828           2,490        2,020
                                                       -----------------------------------------
Total Expenses                                              55,573          48,160       37,344
                                                       -----------------------------------------

OPERATING INCOME                                            28,422          18,794       15,739

Other income (Note 3)                                          590             510          283
Interest expense, net (Note 4)                                 146             495          413
                                                       -----------------------------------------

EARNINGS BEFORE INCOME TAXES                                28,866          18,809       15,609

Income taxes (Note 6)                                       12,432           8,131        6,634
                                                       -----------------------------------------

NET EARNINGS                                              $ 16,434        $ 10,678      $ 8,975
                                                       -----------------------------------------
                                                       -----------------------------------------

Basic weighted average shares outstanding (Note 1)           4,767           4,986        5,416
BASIC EARNINGS PER SHARE (NOTE 1)                         $   3.45        $   2.14      $  1.66

Diluted weighted average shares outstanding (Note 1)         5,195           5,330        5,846
DILUTED EARNINGS PER SHARE (NOTE 1)                       $   3.16        $   2.00      $  1.54


The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)




FOR THE YEARS ENDED DECEMBER 31,                                      1998         1997       1996
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                        $  16,434   $ 10,678     $ 8,975

Adjustments to reconcile net earnings to cash
  provided by operating activities:
  (Increase) decrease in accounts receivable                              622     (1,686)       (199)
  Increase in accrued compensation and employment taxes                 2,598      2,412       1,238
  Increase (decrease) in advance service fee billings to clients          (93)     1,458          19
  Depreciation and amortization                                         2,828      2,490       2,020
  Increase in accrued income taxes payable                                713      1,128         186
  Increase (decrease) in other assets and liabilities, net                682     (1,101)        744
                                                                   ---------------------------------
Cash provided by operating activities                                  23,784     15,379      12,983
                                                                   ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of office furniture, equipment,
       and leasehold improvements                                       (1,715)   (1,811)    (1,496)
     Increase in other long-term investments                              (611)     (857)      (380)
                                                                     -------------------------------
Cash used in investing activities                                       (2,326)   (2,668)    (1,876)
                                                                     -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Dividends paid to shareholders                                       (572)     (599)     (651)
     (Increase) decrease in deferred financing costs                        27        (4)       30
     Issuance of common stock                                              927     1,232     1,141
     Repurchases of common stock and stock equivalents                 (16,677)  (13,885)  (11,360)
     Repayments of long-term debt                                      (15,500)  (15,750)   (8,500)
     Increases in long-term debt                                        10,000    17,250     8,000
                                                                    -------------------------------
Cash used in financing activities                                      (21,795)  (11,756)  (11,340)
                                                                    -------------------------------

Net change in cash                                                        (337)      955      (233)
                                                                    -------------------------------

Cash and cash equivalents, beginning of year                               955         0       233
                                                                    -------------------------------

Cash and cash equivalents, end of year                                 $   618     $ 955   $     0
                                                                   -------------------------------
                                                                   -------------------------------


-------------------------------------------------------------------------------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)


                                             COMMON STOCK   RETAINED EARNINGS          TOTAL
---------------------------------------------------------------------------------------------------



BALANCE AT DECEMBER 31, 1995                    $ 14,370       $ 11,699             $ 26,069
Net earnings                                           0          8,975                8,975
Stock option exercises                             1,141              0                1,141
Deferred compensation                                 50              0                   50
Tax benefit of stock options exercised               831              0                  831
Dividend paid to shareholders                          0           (651)                (651)
Stock and stock equivalents repurchased          (11,360)             0              (11,360)
                                              ----------------------------------------------------

BALANCE AT DECEMBER 31, 1996                     $ 5,032       $ 20,023             $ 25,055
Net earnings                                           0         10,678               10,678
Stock option exercises                             1,232              0                1,232
Deferred compensation                                 55              0                  55
Tax benefit of stock options exercised               741              0                 741
Dividend paid to shareholders                          0           (599)               (599)
Stock repurchased                                 (6,697)        (7,188)            (13,885)
                                              ----------------------------------------------------

BALANCE AT DECEMBER 31, 1997                       $ 363       $ 22,914            $ 23,277
Net earnings                                           0         16,434              16,434
Stock option exercises                               927              0                 927
Deferred compensation                                 54              0                  54
Tax benefit of stock options exercised             1,359              0               1,359
Dividend paid to shareholders                          0           (572)               (572)
Stock repurchased                                 (2,703)       (13,974)            (16,677)
                                              ----------------------------------------------------

BALANCE AT DECEMBER 31, 1998                    $      0       $ 24,802            $ 24,802
                                               ---------------------------------------------------
                                               ---------------------------------------------------
--------------------------------------------------------------------------------------------------

THE FOLLOWING TABLE PROVIDES A SUMMARY OF COMMON STOCK ISSUED AND OUTSTANDING:



FOR THE YEARS ENDED DECEMBER 31,                  1998             1997               1996
--------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1                               4,807          5,152               5,541
Repurchases of common stock                         (347)          (448)               (525)
Stock option exercises                                84            103                 136
                                                -------------------------------------------------

BALANCE AT DECEMBER 31                             4,544          4,807               5,152
                                                -------------------------------------------------
                                                -------------------------------------------------
--------------------------------------------------------------------------------------------------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1   SIGNIFICANT ACCOUNTING POLICIES:

GENERAL

         Duff & Phelps Credit Rating Co. (the "Company") is an internationally recognized credit rating agency that provides ratings and research on corporate, structured and sovereign financings, as well as insurance claims paying ability. The Company has offices in Chicago, New York, London and Hong Kong and operates directly or through international partners in North America, South America, Europe, Asia and Africa. The Company is also a designated rating agency in Japan.

         On October 31, 1994, the spin-off of the Company from its former parent company, Phoenix Investment Partners, Ltd., formerly Duff & Phelps Corporation ("D&P"), was finalized. The Company's shares, held by D&P, were distributed October 31, 1994, to D&P shareholders of record on October 26, 1994, as a tax-free distribution for which a favorable tax ruling was obtained from the Internal Revenue Service. D&P shareholders received one of the Company's shares for every three shares held of D&P common stock, and cash payments were made in lieu of fractional shares. The distribution resulted in the Company operating as a free-standing entity whose common stock is publicly traded on the New York Stock Exchange under the ticker symbol "DCR."

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

         Following is a reconciliation of the denominator used to calculate basic earnings per share to the denominator used to calculate diluted earnings per share for the years ended December 31 (in thousands):

                                                     1998       1997       1996
---------------------------------------------------------------------------------
Basic Weighted Average Shares Outstanding            4,767      4,986      5,416

Stock Options Outstanding                            1,310      1,179      1,085

Reduction in Shares for Treasury Stock Proceeds       (882)      (835)      (655)
                                                     -----      -----      -----

Diluted Weighted Average Shares Outstanding          5,195      5,330      5,846
                                                     -----      -----      -----
                                                     -----      -----      -----
---------------------------------------------------------------------------------

REVENUE RECOGNITION

         Rating revenues are typically recognized when services rendered for credit ratings are complete, generally when billed. Revenues are dependent, in large part, on levels of debt issuance. The Company's fee schedule depends on the type and amount of securities rated and the complexity of securities issued. Research revenues are billed in advance and amortized over the subscription period. Certain monitoring fees are billed in advance and are amortized over the length of the life of the security.

GOODWILL AND INTANGIBLE ASSETS

         Goodwill and intangible assets are shown net of accumulated amortization. Goodwill is amortized over its estimated remaining life of approximately 29 years, and intangible assets are amortized over remaining lives of one through 10 years.

         The Company periodically evaluates whether significant events have occurred that may require a revision of the estimated useful life of goodwill and intangible assets or an impairment of the recoverability of remaining balances. The Company uses an estimate of future undiscounted cash flows over the remaining useful life of goodwill and intangible assets to measure recoverability. Management believes that the full amount of goodwill and intangible assets is recoverable.

DEPRECIATION AND AMORTIZATION

         Office furniture and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated remaining lives of the assets, typically three to 10 years. Leasehold improvements are amortized over the remaining lives of the related leases which are one to 10 years.

2   RELATED PARTIES:

SERVICE FEES PAID TO D&P

         A name use fee agreement in effect between the Company and the former parent requiring payment of $2.0 million per year is included in the Company's financial results for the years presented. Effective September 30, 2000, the name use fee reduces to $10,000 per year.

SERVICE FEES PAID TO THE COMPANY

         The Company provides the former parent with fixed-income research services for an annual fee of $0.9 million. For the periods presented, the fixed-income research fees are included in revenue. The fixed-income research agreement expires on September 30, 2000.

3   OTHER LONG-TERM INVESTMENTS:

         The Company's other long-term investments are composed of investments made in international rating agency partnerships in Argentina, Brazil, Chile, Colombia, Czech Republic, India, Indonesia, Italy, Mexico, Pakistan, Peru, Singapore, South Africa, Spain, and Turkey.

4   LINE OF CREDIT AND LONG-TERM DEBT:

         At December 31, 1998, the Company had current debt obligations of $1.5 million, at an interest rate of 6.0 percent due on December 31, 1999, under the Company's $20.0 million revolving credit facility. At December 31, 1997, long-term debt totaled $7.0 million at a weighted average interest rate of approximately 6.4 percent.

         The credit agreement contains financial covenants that require the Company to maintain certain ratios and satisfy certain financial tests, including restrictions on the ability to incur indebtedness and limitations on the amount of capital expenditures, common stock dividends and advances to subsidiaries. The Company was in compliance with such covenants for all years presented.

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

6   INCOME TAXES:

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method of accounting for income taxes.

         Income tax expense was as follows for the years ended December 31 (in thousands):

                                                     1998       1997       1996
---------------------------------------------------------------------------------
Current
         Federal                                     $10,354    $6,733     $5,682
         Foreign, State and Local,
             Net of Federal Benefit                    1,923     1,154        812
                                                     -------    ------     ------
                                                      12,277     7,887      6,494
                                                     -------    ------     ------

Deferred
         Federal                                         131       208        122
         State                                            24        36         18
                                                     -------    ------     ------
                                                         155       244        140
                                                     -------    ------     ------

Income Taxes                                         $12,432    $8,131     $6,634
                                                     -------    ------     ------
                                                     -------    ------     ------
---------------------------------------------------------------------------------

         The following table presents a reconciliation from the federal statutory rate to the effective tax rate for the years ended December 31:

                                                     1998       1997       1996
---------------------------------------------------------------------------------
Federal Statutory Rate                                35%        35%        35%
Foreign, State and Local Average Rates,
    Net of Federal Benefit                             5          5          5
Goodwill and Intangible Amortization & Other           3          3          3
                                                      --         --         --
Effective Rate                                        43%        43%        43%
                                                      --         --         --
                                                      --         --         --
---------------------------------------------------------------------------------

         Deferred tax assets and liabilities represent the amount of taxes receivable or payable in future years as a result of differences between the tax bases of assets and liabilities and amounts reported in the financial statements as of year end.

         The effects of these temporary differences comprised the net deferred tax liability for the years ended December 31 (in thousands):

                                                  1998      1997     1996
------------------------------------------------------------------------------
Deferred Tax Assets:
         Long-Term Reserves                      $   0      $   0    $ 280
         Allowance for Doubtful Accounts           205        132       88
         Accrued Vacation                           11          8        7
Deferred Tax Liabilities:
         Depreciation and Amortization            (322)      (401)    (392)
                                                 -----      -----     -----

Net Deferred Tax Liability                       $(106)     $(261)   $ (17)
                                                 -----      -----     -----
                                                 -----      -----     -----
------------------------------------------------------------------------------

         The net deferred tax liability is included in other long-term liabilities. Management has determined that a valuation allowance for total deferred tax assets is not required.

         Tax benefits related to the exercise of options were approximately $1.4 million, $0.7 million and $0.8 million for the years ended December 31, 1998, 1997 and 1996, respectively, and are included in stockholders' equity.

7        LEASES:

         The Company leases its office space in New York, London and Hong Kong and subleases its office space in Chicago. A substantial portion of these leases expire on December 31, 2008. The agreements include escalation clauses, the effect of which cannot be determined at this time. Lease payments for 1998, 1997 and 1996 were $2.3 million, $1.8 million and $1.3 million, respectively. Annual minimum lease payments under operating leases for the five years subsequent to December 31, 1998, and thereafter, are as follows (in thousands):

                      1999                      $  2,611
                      2000                         2,596
                      2001                         2,234
                      2002                         2,238
                      2003                         1,423
                      2004 AND THEREAFTER          6,644
                                                --------
                      Total                     $17,746
                                                --------
                                                --------

                                       22

8   OTHER LONG-TERM LIABILITIES:

         Other long-term liabilities include a net deferred tax liability and advanced client billings for services to be performed beyond the current year.

9 STOCK OPTION PLAN:

         The Company's 1994 Long-Term Stock Incentive Plan (the "Plan") allows for awards of up to a maximum of 1,725,000 shares of common stock to be granted to key employees, officers and directors.


OUTSTANDING OPTIONS                       SHARES      OPTION PRICE   EXERCISABLE
--------------------------------------------------------------------------------
Balance December 31, 1995                 1,099,740                    506,920
Granted                                     229,035   $19.13- 22.63
Exercised                                  (135,605)  $ 1.85- 16.50
Canceled                                   (108,067)  $ 1.85- 16.50
                                          ---------
Balance December 31, 1996                 1,085,103                     590,817

Granted                                     234,056   $31.34- 36.875
Exercised                                  (103,291)  $ 2.06- 22.625
Canceled                                   ( 36,537)  $ 9.00- 22.625
                                          ---------
Balance, December 31, 1997                1,179,331                     763,352

Granted                                     236,877   $43.24- 49.1875
Exercised                                   (84,350)  $ 1.85- 22.625
Canceled                                    (21,701)  $14.375-36.875
                                          ---------
Balance December 31, 1998                 1,310,157                      873,930
                                          ---------
                                          ---------
--------------------------------------------------------------------------------

         The Plan is administered by a committee of the Board of Directors. As of December 31, 1998, options to purchase 1,310,157 common shares were granted and outstanding under the Plan; 1,273,742 were held by the Company's employees, officers, and directors, and 36,415 were held by the former parent employees, officers, and directors. The options outstanding vest and become exercisable on average in even annual installments over three years at a weighted average exercise price of $14.80. Options held by participants terminate no later than 10 years from the date of grant.

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan.

         Had compensation cost for the Company's stock option plan been determined based on the average fair value at the grant date for option awards under the Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been reduced by approximately $408,085 in 1998, $245,210 in 1997, and $102,136 in 1996.
Basic earnings per share would have been reduced by $.08 in 1998, $.05 in 1997 and $.02 in 1996. Diluted earnings per share would have been reduced by $.07 in 1998, $.05 in 1997, and $.02 in 1996.

         The average fair value of the options granted in 1998 is estimated at $20.94 per option on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of .26 percent; volatility of 20.21 percent; risk-free interest rate of 4.98 percent; assumed forfeiture rate of 5 percent per year and an expected life of 10 years.

         The average fair value of the options granted in 1997 is estimated at $18.16 per option on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of .28 percent; volatility of 24.85 percent; risk-free interest rate of 5.62 percent; assumed forfeiture rate of 5 percent per year and an expected life of 10 years.

         The average fair value of the options granted in 1996 is estimated at $10.19 per option on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of .45 percent; volatility of 18.25 percent; risk-free interest rate of 6.26 percent; assumed forfeiture rate of 5 percent per year and an expected life of 10 years.

10  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

         The following is a summary of condensed quarterly financial information for the years ended 1998 and 1997 (in thousands, except per share data):


                                First        Second        Third       Fourth
                               QUARTER       QUARTER      QUARTER      QUARTER
--------------------------------------------------------------------------------
Revenue
         1998                  $21,771       $21,512      $19,108      $21,604
         1997                   14,395        16,894       16,710       18,955

Operating Income
         1998                    7,649         7,398        6,255        7,120
         1997                    4,293         4,379        4,113        6,009

Net Earnings
         1998                    4,406         4,207        3,784        4,037
         1997                    2,516         2,502        2,280        3,380

Basic Earnings Per Share
         1998                     0.91          0.87         0.79         0.88
         1997                     0.49          0.49         0.46         0.70

Diluted Earnings Per Share
         1998                     0.84          0.80         0.72         0.81
         1997                     0.44          0.45         0.44         0.65
--------------------------------------------------------------------------------

11  SEGMENT INFORMATION:

         The primary business of the Company is to provide credit ratings on domestic and international corporate bonds, sovereign bonds, preferred stocks, commercial paper, certificates of deposit, structured financings and insurance company claims paying ability. To assess performance of the Company, executive management regularly reviews the financial statements on a consolidated basis. In addition, executive management reviews revenues by major service type on a consolidated basis.

         The following table presents, on an enterprise wide-basis, revenues by service type and revenues and long-lived assets by geographic area.


YEARS ENDED DECEMBER 31,                    1998              1997            1996
------------------------------------------------------------------------------------
(in thousands)
REVENUES BY SERVICE TYPE
      Corporate Rating Revenues             $38,516          $33,436        $28,225
      Structured Finance Rating Revenues     42,151           29,940         20,790
      Research Revenues                       3,328            3,578          4,068
                                            -------          -------        -------
Consolidated Total                           83,995           66,954         53,083
                                            -------          -------        -------
                                            -------          -------        -------

GEOGRAPHIC REVENUES
      United States                          71,120           57,048         46,141
      International                          12,875            9,906          6,942
                                            -------          -------        -------
Consolidated Total                           83,995           66,954         53,083
                                            -------          -------        -------
                                            -------          -------        -------

LONG-LIVED ASSETS
       United States                         27,607           28,749         29,889
       International                          3,174            2,594          1,297
                                            -------          -------        -------
Consolidated Total                           30,781           31,343         31,186
                                            -------          -------        -------
                                            -------          -------        -------

12  SUPPLEMENTAL CASH FLOW INFORMATION:

         For purposes of the consolidated statements of cash flows, the Company considers investments with maturities of three months or less to be cash equivalents.

         Net cash interest and fees paid were $0.2 million, $0.5 million and $0.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

         Income taxes paid were $11.7 million, $6.9 million and $6.4 million in 1998, 1997 and 1996, respectively.

13  SUBSEQUENT EVENT:

         On February 12, 1999, the Company declared its regular quarterly dividend of $0.03 per share payable March 5, 1999, to shareholders of record February 23, 1999.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
DUFF & PHELPS CREDIT RATING CO.:



         We have audited the accompanying consolidated balance sheets of DUFF & PHELPS CREDIT RATING CO. (an Illinois corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duff & Phelps Credit Rating Co. and subsidiaries as of December 31, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                               ARTHUR ANDERSEN LLP



Chicago, Illinois
February 1, 1999 (except with respect to the matter
                  discussed in Note 13, as to which
                  the date is February 12, 1999)

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding directors and nominees for directors of the Company is included under the caption entitled "Election of Directors" in the Company's Proxy Statement dated March 31, 1999 and is incorporated herein by reference.

         For information regarding the executive officers of the Company, reference is made to the section entitled "Executive Officers of the Company" in Part I, Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

         Information regarding executive compensation of the Company's directors and executive officers is included under the caption entitled "Executive Compensation" in the Company's Proxy Statement dated March 31, 1999 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the Company is included under the caption entitled "Principal Holders of Common Stock" in the Company's Proxy Statement dated March 31, 1999 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   The following documents are filed as a part of this report:

1.    FINANCIAL STATEMENTS

      (a)  Duff & Phelps Credit Rating Co. Financial Statements

      The Consolidated Financial Statements of the Company, together with the report thereon of Arthur Andersen LLP, consisting of:

      Consolidated Balance Sheets - December 31, 1998 and 1997

      Consolidated Statements of Income - For the Years Ended December 31,
       1998, 1997 and 1996

      Consolidated Statements of Cash Flows - For the Years Ended December
       31, 1998, 1997 and 1996

      Consolidated Statements of Changes in Stockholders' Equity - For the
       Years Ended December 31, 1998, 1997 and 1996

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

3.       EXHIBITS

Exhibit
  No.                        DESCRIPTION
-------                      -----------


3.1          Amended and Restated Articles of Incorporation of Duff & Phelps
             Credit Rating Co.(1)

3.2          Bylaws of Duff & Phelps Credit Rating Co. (3)

4            Form of Common Stock Certificate.(1)

10.1         Duff & Phelps Credit Rating Co. 1994 Long-Term Stock Incentive
             Plan.(1)(5)

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

10.41        Amendment to Services Agreement. (3)

10.5         Name Use Agreement.(2)

10.6         Sublease Agreement relating to Chicago, Illinois office space.(2)

10.7 Lease Assignment Agreement relating to New York, New York office space.(2)

10.8 Form of Severance Protection Agreement between the Registrant and its executive officers.(1)(5)

10.9         Duff & Phelps Credit Rating Co. Incentive Compensation Plan.(5)

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



-------------------

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

(5) Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 601 of Regulation S-K.

(b)      Reports on Form 8-K.

         None.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1999.

                                   DUFF & PHELPS CREDIT RATING CO.

                                   By /s/ PAUL J. MCCARTHY
                                      --------------------
                                      Paul J. McCarthy
                                      Chairman of the Board and Chief Executive
                                       Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of March, 1999 by the following persons on behalf of the Registrant in the capacities indicated.



SIGNATURE                        TITLE
---------                        -----

/s/ PAUL J. MCCARTHY             Chairman of the Board, Chief Executive
-----------------------          Officer, Chief Financial Officer and Director
Paul J. McCarthy                 (Principal Executive and Financial Officer)


/s/ MARIE C. BECKER              Group Vice President, Accounting &
--------------------------       Finance (Principal Accounting Officer)
Marie C. Becker

/s/ PHILIP T. MAFFEI             President, Chief Operating Officer and
--------------------------       Director
Philip T. Maffei

/s/ MILTON L. MEIGS              Director
--------------------------
Milton L. Meigs

/s/ JONATHAN INGHAM              Director
--------------------------
Jonathan Ingham

/s/ DONALD J. HERDRICH           Director
---------------------------
Donald J. Herdrich

                                               INDEX TO EXHIBITS


Exhibit
  No.                        DESCRIPTION
-------                      -----------
3.1          Amended and Restated Articles of Incorporation of Duff & Phelps
             Credit Rating Co.(1)

3.2          Bylaws of Duff & Phelps Credit Rating Co. (3)

4            Form of Common Stock Certificate.(1)

10.1         Duff & Phelps Credit Rating Co. 1994 Long-Term Stock Incentive
             Plan.(1)(5)

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

10.41        Amendment to Services Agreement. (3)

10.5         Name Use Agreement.(2)

10.6         Sublease Agreement relating to Chicago, Illinois office space.(2)

10.7 Lease Assignment Agreement relating to New York, New York office space.(2)

10.8         Form of Severance Protection Agreement between the Registrant and its executive officers.(1)(5)

10.9         Duff & Phelps Credit Rating Co. Incentive Compensation Plan.(5)

10.10        Credit Agreement among Duff & Phelps Credit Rating Co., various financial institutions and Bank of America Illinois.(2)

10.11        Second Amendment to Credit Agreement among Duff & Phelps Credit
             Rating Co., various financial institutions and Bank of America
             Illinois. (4)

21           Subsidiaries of Duff & Phelps Credit Rating Co.

23           Consent of Arthur Andersen LLP.

27           Financial Data Schedule.


---------------
(1) Incorporated herein by reference to the corresponding exhibit to the Registrant's registration statement on Form 10, as amended.

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

(5) Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 601 of Regulation S-K.