Form 10-Q
period 1999-03-31
DUFF & PHELPS CREDIT RATING CO
filed 1999-05-13
CIK 928599

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


        On April 30, 1999, the registrant had 4,497,996 shares of common stock outstanding.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                          Quarter Ended March 31, 1999

                                      Index


PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Condensed Statements of Income                           1
                           Three Months Ended March 31, 1999 and
                           Three Months Ended March 31, 1998

                  Consolidated Balance Sheets                                           2
                           March 31, 1999 and December 31, 1998

                  Consolidated Statements of Cash Flows                                 3
                           Three Months Ended March 31, 1999 and
                           Three Months Ended March 31, 1998

                  Notes to the Consolidated Financial Statements                      4-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                  AND RESULTS OF OPERATIONS                                           8-10

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                   Three Months        Three Months
                                                      Ended               Ended
                                                    March 31,           March 31,
                                                       1999                1998
                                                    -----------        ------------
REVENUES (NOTE 1)                                       $22,194          $21,771

EXPENSES
   Employment expenses                                    9,513            8,810
   Other operating expenses                               3,446            4,136
   Name use fee--paid to former parent (Note 2)             500              500
   Depreciation and amortization (Note 1)                   680              676
                                                      ---------         --------
 Total expenses                                          14,139           14,122

OPERATING INCOME                                          8,055            7,649

  Other income                                              128              210
  Interest expense (Note 3)                                  87              142
                                                      ---------         --------
EARNINGS BEFORE INCOME TAXES                              8,096            7,717

  Income taxes                                            3,473            3,311
                                                      ---------         --------
NET EARNINGS                                            $ 4,623          $ 4,406
                                                      ---------         --------
                                                      ---------         --------
Basic weighted average shares outstanding (Note 1)        4,556            4,816

BASIC EARNINGS PER SHARE (NOTE 1)                       $  1.01          $  0.91

Diluted weighted average shares outstanding (Note 1)      4,971            5,222

DILUTED EARNINGS PER SHARE (NOTE 1)                     $  0.93          $  0.84

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                       March 31,       December 31,
ASSETS                                                                                   1999              1998
                                                                                      ----------       ------------
                                                                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                               $ 2,093          $   618
  Accounts receivable, net of allowance for doubtful
     accounts of $598 and $494, respectively                                               12,302           11,611
  Other current assets                                                                      1,258            1,197
                                                                                      ----------       ------------
     Total current assets                                                                  15,653           13,426

OFFICE FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
     net of accumulated depreciation of $5,834 and $5,422, respectively (Note 1)            4,715            4,880

OTHER ASSETS:
   Goodwill and organization costs, net (Note 1)                                           21,546           21,742
   Intangible assets, net (Note 1)                                                          1,634            1,710
   Other long-term investments                                                              2,362            2,316
   Other long-term assets                                                                     112              133
                                                                                      ----------       ------------
TOTAL ASSETS                                                                              $46,022          $44,207
                                                                                      ----------       ------------
                                                                                      ----------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued compensation and employment taxes                                               $ 3,934          $10,767
  Accounts payable                                                                          3,478            3,154
  Current maturities of line of credit borrowings (Note 3)                                  7,000            1,500
  Advance service fee billings to clients (Note 1)                                          1,018            1,166
  Accrued income taxes                                                                      1,080              228
  Other current liabilities                                                                    32                5
                                                                                      ----------       ------------
Total current liabilities                                                                  16,542           16,820

OTHER LONG-TERM LIABILITIES                                                                 3,516            2,585

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value: 3,000 shares authorized, zero outstanding                      0                0
  Common stock, no par value; 15,000 shares authorized, 4,546 and 4,544 shares
     issued and outstanding, respectively                                                       0                0
  Retained earnings                                                                        25,964           24,802
                                                                                      ----------       ------------
TOTAL STOCKHOLDERS' EQUITY                                                                 25,964           24,802
                                                                                      ----------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $46,022          $44,207
                                                                                      ----------       ------------
                                                                                      ----------       ------------

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                Three Months      Three Months
                                                                    Ended            Ended
                                                                   March 31,        March 31,
                                                                     1999              1998
                                                                  ----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings                                                   $  4,623           $  4,406
     Increase in accounts receivable                                    (690)            (1,384)
     Decrease in accrued compensation and employment taxes            (6,833)            (4,661)
     Increase (decrease) in advance service fee billings                (148)               289
     Depreciation and amortization                                       680                676
     Increase in accrued income taxes                                  3,258              2,440
     Increase in other assets and liabilities - net                    1,240                895
                                                                  ----------       ------------
 Cash provided by operating activities                                 2,130              2,661
                                                                  ----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Increase in other long-term investments                             (45)              (265)
     Purchase of office furniture, equipment
         and leasehold improvements-net of retirements                  (247)              (608)
                                                                  ----------       ------------
 Cash used in investing activities                                      (292)              (873)
                                                                  ----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Dividends paid to shareholders                                     (137)              (144)
     Decrease in deferred financing costs                                  8                  5
     Issuances of common stock                                         1,880                352
     Repurchases of common stock                                      (7,614)                 0
     Increase of line of credit borrowings                            10,500              6,000
     Decrease of line of credit borrowings                            (5,000)            (7,000)
                                                                  ----------       ------------
Cash used in financing activities                                       (363)              (787)
                                                                  ----------       ------------
NET CHANGE IN CASH                                                     1,475              1,001
                                                                  ----------       ------------
CASH, BEGINNING OF PERIOD                                                618                955
                                                                  ----------       ------------
CASH, END OF PERIOD                                                 $  2,093           $  1,956
                                                                  ----------       ------------
                                                                  ----------       ------------

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

PRINCIPLES OF CONSOLIDATION

     During July 1994, the Company organized a U.S. subsidiary, Duff & Phelps Credit Rating Co. of Europe, with an office located in London, England. In July 1996, the Company organized a U.S. subsidiary, Duff & Phelps Credit Rating Co. of Asia, which has an office in Hong Kong. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Duff & Phelps Credit Rating Co. of Europe and Duff & Phelps Credit Rating Co. of Asia. All significant intercompany balances and transactions have been eliminated.

EARNINGS PER SHARE

     Earnings per share were computed using the weighted average number of shares of common stock and common stock equivalents outstanding for each of the periods presented. Common stock equivalents are based on outstanding stock options under a non-qualified stock option plan.

     Following is a reconciliation of the denominator used to calculate basic earnings per share to the denominator used to calculate diluted earnings per share for the periods ended March 31 (in thousands):


                                                          1999             1998
-------------------------------------------------------------------------------
Basic Weighted Average Shares Outstanding                 4,556            4,816

Stock Options Outstanding                                 1,165            1,145

Reduction in Shares for Treasury Stock Proceeds            (750)            (739)
                                                          -----            -----

Diluted Weighted Average Shares Outstanding               4,971            5,222
                                                          -----            -----
                                                          -----            -----
--------------------------------------------------------------------------------

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

NAME USE FEES PAID TO D&P

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

3    LINE OF CREDIT AND LONG-TERM DEBT:

     At March 31, 1999, the Company had current debt obligations of $7.0 million, at an interest rate of 5.4 percent due on December 31, 1999, under the Company's $20.0 million revolving credit facility. At March 31, 1998, long-term debt totaled $6.0 million at a weighted average interest rate of approximately 6.2 percent.

     The credit agreement contains financial covenants that require the Company to maintain certain ratios and satisfy certain financial tests, including restrictions on the ability to incur indebtedness and limitations on the amount of capital expenditures, common stock dividends and advances to subsidiaries. The Company was in compliance with such covenants for all periods presented.

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

5    SEGMENT INFORMATION:

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

     The following table presents, on an enterprise wide-basis, revenues by service type and revenues and long-lived assets by geographic area for the periods ended March 31, (in thousands):


                                                   1999             1998
--------------------------------------------------------------------------
REVENUES BY SERVICE TYPE
      Corporate Rating Revenues                   $10,446          $10,383
      Structured Finance Rating Revenues           10,927           10,611
      Research Revenues                               821              777
                                                  -------          -------
Consolidated Total                                 22,194           21,771
                                                  -------          -------
                                                  -------          -------

GEOGRAPHIC REVENUES
      United States                                18,332           18,335
      International                                 3,862            3,436
                                                  -------          -------
Consolidated Total                                 22,194           21,771
                                                  -------          -------
                                                  -------          -------

LONG-LIVED ASSETS
       United States                               29,552           30,615
       International                                  817              864
                                                  -------          -------
Consolidated Total                                 30,369           31,479
                                                  -------          -------
                                                  -------          -------
--------------------------------------------------------------------------

6    SUPPLEMENTAL CASH FLOW INFORMATION:

     For purposes of the consolidated statements of cash flows, the Company considers investments with maturities of three months or less to be cash equivalents.

     Net cash interest and fees paid were $0.09 million and $0.1 million for the three months ended March 31, 1999 and 1998, respectively.

7    QUARTERLY DIVIDEND:

     On May 11, 1999, the Company declared its regular quarterly dividend of $0.03 per share payable June 14, 1999, to shareholders of record May 25, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999, COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

     Revenues for the three months ended March 31, 1999, were $22.2 million, an increase of two percent from the $21.8 million recorded in 1998. Corporate rating revenues totaled $10.4 million, and structured finance rating revenues increased to $10.9 million, while other revenues were $0.9 million.

     Revenues in the first quarter of 1999 increased despite the tremendous growth experienced in the first quarter of 1998. 1998's extraordinary level of structured finance transactions, as well as extensive financing activity by non-financial corporations, resulted in a difficult comparison with the first quarter of 1999. Nevertheless, structured finance revenues increased three percent in the first quarter of 1999 versus 1998, while corporate rating revenues were essentially unchanged. International revenues, which are included in the above comparisons, increased 12 percent as a result of strong growth in DCR's Latin American business.

     Operating expenses for the three months ended March 31, 1999, were $14.1 million, essentially unchanged from the comparable 1998 period. This primarily reflected higher compensation costs due to business growth offset by lower travel and bad debt expenses. The latter cost was impacted in 1998 by the weakness in the developing markets which necessitated a higher receivable reserve.

     Operating income for the three months ended March 31, 1999, was $8.1 million, an increase of $0.5 million, or seven percent, over the $7.6 million recorded in 1998.

     Interest expense decreased for the first quarter 1999, due to a lower average debt balance and lower interest rates in 1999 versus 1998. Other income was mostly derived from dividends paid by the Company's international partnerships. Income tax expense increased in line with pre-tax income.

     Net earnings totaled $4.6 million for the period ended March 31, 1999, a $0.2 million, or five percent, increase over last year. Diluted earnings per share increased 11 percent to $0.93 versus $0.84 in 1998. Basic earnings per share increased to $1.01 in 1999 versus $0.91 in 1998. Earnings per share gains are the result of the performance described above in addition to the reduction in weighted average shares outstanding as a result of the Company's stock repurchases of 347,355 common shares during 1998 and 142,300 shares in the first three months of 1999. Since the inception of the Company's repurchase program, a total of 1,666,884 shares have been repurchased as of March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has typically financed its operations, which do not require significant amounts of working capital or capital expenditures, through funds provided by operations.

     For the three months ended March 31, 1999 and 1998, capital expenditures, net of retirements totaled $0.2 million and $0.6 million, respectively. These capital expenditures were primarily for leasehold improvements, computer equipment and office furniture. The Company expects capital expenditures to approximate $2.0 million in 1999. Other cash investments for the first quarter included payments for ownership shares in certain joint ventures.

     Financing activities for the three months ended March 31, 1999, included stock repurchases of 142,300 common shares amounting to $7.6 million and dividend payments totaling approximately $0.1 million. Future share repurchases are contingent upon the Company's financial condition, capital requirements and earnings, as well as the market price and availability of the Company's common stock.

     The Company has in place a $20.0 million revolving bank credit agreement that expires December 31, 1999. At March 31, 1999, $7.0 million was outstanding and current at a weighted average interest rate of 5.4 percent. At March 31, 1998, long-term debt totaled $6.0 million at a weighted average interest rate of 6.2 percent. Commitment fees are accrued on the unused facility at an annual rate of 0.25 percent and are paid quarterly.

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

SEGMENT REPORTING

     The primary business of the Company is to provide credit ratings on domestic and international corporate bonds, sovereign bonds, preferred stocks, commercial paper, certificates of deposit, structured financings and insurance company claims paying ability. To assess performance of the Company, executive management regularly reviews the financial statements on a consolidated basis. In addition, executive management reviews revenues by major service type on a consolidated basis. See Note 5 to the Consolidated Financial Statements, Segment Information, for the Company's disclosures regarding segment reporting.

MARKET RISK

     As of March 31, 1999, only seven percent of the Company's total assets were located outside of the United States. International revenues totaled approximately 17 percent of the Company's total revenues for the first quarter 1999. The majority of the revenue was invoiced in U.S. dollars. The Company feels that any exposure to loss due to foreign exchange fluctuations is minimal and immaterial to the financial statements at this time; therefore, the Company has not entered into any hedging transactions.

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



                                   Duff & Phelps Credit Rating Co.




May 12, 1999
                                       /s/ Marie C. Becker
                                   ------------------------------------------
                                   Marie C. Becker
                                   Group Vice President, Accounting & Finance