Form 10-K/A
period 1998-12-31
DUFF & PHELPS CREDIT RATING CO
filed 1999-06-29
CIK 928599

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------

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
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

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

Portions of the following documents   Part of this Form 10-K into which the
are incorporated by                   document is incorporated
reference into this Form 10-K:                by reference:
-----------------------------------   --------------------------------------
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

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT
                  SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as a part of this report:

1.       FINANCIAL STATEMENTS

         (a) Duff & Phelps Credit Rating Co. Employees Savings Plan Financial Statements

                  The Financial Statements of Duff & Phelps Credit Rating Co. Employees Savings Plan together with the report thereon of Arthur Anderson LLP, consisting of:

                  Report of Independent Public Accountants

                  Statement of Net Assets Available for Plan Benefits - December 31, 1998

                  Statement of Changes in Net Assets Available for Plan Benefits, With Fund Information - For the Year Ended December 31, 1998

                  Notes to Financial Statements

3.       EXHIBITS

Exhibit
  No.                            Description
-------                          -----------
23                               Consent of Arthur Andersen LLP.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of June, 1999.

                                  DUFF & PHELPS CREDIT RATING CO.

                                  By  /s/ Marie C. Becker
                                      ---------------------------
                                      Marie C. Becker
                                      Group Vice President, Accounting & Finance

                         DUFF & PHELPS CREDIT RATING CO.
                             EMPLOYEES SAVINGS PLAN


                       FINANCIAL STATEMENTS AND SCHEDULES
                        AS OF DECEMBER 31, 1998 AND 1997
                         TOGETHER WITH AUDITORS' REPORT















                   EMPLOYER IDENTIFICATION NUMBER: 36-3569514

                                PLAN NUMBER: 001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Benefit Committee of
Duff & Phelps Credit Rating Co.:

We have audited the accompanying statement of net assets available for plan benefits of the DUFF & PHELPS CREDIT RATING CO. EMPLOYEES SAVINGS PLAN (the "Plan") as of December 31, 1998, and 1997, and the related statement of changes in net assets available for plan benefits, with fund information, for the year ended December 31, 1998. These financial statements and the schedules referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits as of December 31, 1998 and 1997, and the changes in its net assets available for plan benefits for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audit was performed for the purpose of forming an opinion on the basic financial statements take as a whole. The supplemental schedules of assets held for investment purposes and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statement of changes in net assets available for benefits, with fund information, is presented for the purposes of additional analysis rather than to present the changes in net assets available for plan benefits of each fund. The supplemental schedules and fund information have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

Chicago, Illinois
June 18, 1999

                        DUFF & PHLEPS CREDIT RATING CO.
                            EMPLOYEES SAVINGS PLAN

              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                       AS OF DECEMBER 31, 1998 AND 1997

          (EMPLOYER IDENTIFICATION NUMBER 36-3569514, PLAN NUMBER 001)


                                                                                 1998             1997
                                                                             -----------      -----------
INVESTMENTS:
    Investments, at fair value (Note 3)-
       Company Stock Funds-
           Duff & Phelps Credit Rating Co. Common Stock Fund                 $ 5,170,162      $ 3,718,850
           Phoenix Investment Partners, Ltd. Common Stock Fund                       221          227,426
       Money Market Mutual Funds-
           Vanguard Prime Money Market Fund                                    1,183,271          807,039
       Stock Mutual Funds-
           Neuberger & Berman Guardian Fund                                    2,956,276        4,171,302
           Fidelity Magellan Fund                                              1,666,410          919,772
           Pioneer Capital Growth Fund                                         1,047,427        1,036,600
           EuroPacific Growth Fund                                               936,388          923,663
           Vanguard Index 500 Fund                                             1,617,388                0
       Bond Mutual Funds-
           Vanguard Bond Index Total Bond Fund                                 1,493,553        1,506,515
       Loans to participants                                                     124,523          189,979
                                                                             -----------      -----------
NET ASSETS AVAILABLE FOR PLAN BENEFITS                                       $16,195,619      $13,501,146
                                                                             -----------      -----------
                                                                             -----------      -----------

       The accompanying notes are an integral part of these statements.

                        DUFF & PHLEPS CREDIT RATING CO.
                            EMPLOYEES SAVINGS PLAN

         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS,
                             WITH FUND INFORMATION

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                             (PARTICIPANT DIRECTED)

          (EMPLOYER IDENTIFICATION NUMBER 36-3569514, PLAN NUMBER 001)


                                                                                                                        PHOENIX
                                                                                               VANGUARD                INVESTMENT
                                             NEUBERGER &                                        PRIME    VANGUARD    PARTNERS, LTD.
                                               BERMAN     FIDELITY     PIONEER    EUROPACIFIC   MONEY   BOND INDEX      COMMON
                                              GUARDIAN    MAGELLAN     CAPITAL      GROWTH      MARKET     TOTAL         STOCK
                                                FUND        FUND     GROWTH FUND     FUND        FUND    BOND FUND       FUND
                                           -----------  ----------  -----------   --------- ----------   -----------   ----------
ADDITIONS TO NET ASSETS ATTRIBUTED TO:
    Investment income-
       Net appreciation (depreciation) in
         fair value of investments         $  (120,479)  $ 384,214  $   (29,776)  $ 144,390 $        -   $    27,484   $  (37,539)
       Dividends                                31,990       8,683          997      12,725     47,898        88,824        4,951
       Interest                                      -           -            -           -          -             -            -
                                           -----------  ----------  -----------   --------- ----------   -----------   ----------
          Total investment income              (88,489)    392,897      (28,779)    157,115     47,898       116,308      (32,588)
                                           -----------  ----------  -----------   --------- ----------   -----------   ----------
    Contributions-
       Participants' (including rollovers)     250,126     183,765      190,665     123,342    265,278        85,988            -
       Employer's                              161,621     106,532       41,711      33,814     27,686        32,015            -
                                           -----------  ----------  -----------   --------- ----------   -----------   ----------
          Total additions                      411,747     290,297      232,376     157,156    292,964       118,003            -
                                           -----------  ----------  -----------   --------- ----------   -----------   ----------
DEDUCTIONS FROM NET ASSETS ATTRIBUTED TO:
       Benefits paid to participants           522,222     118,077       85,495      87,808    223,322        72,816          436
                                           -----------  ----------  -----------   --------- ----------   -----------   ----------
NET INCREASE/(DECREASE) PRIOR TO INTERFUND
  TRANSFERS AND LOAN ACTIVITY, net            (198,964)    565,117      118,102     226,463    117,540       161,495      (33,024)
INTERFUND TRANSFERS AND LOAN ACTIVITY,
  net                                       (1,016,062)    181,521     (107,275)   (213,738)   258,692      (174,457)    (194,181)
                                           -----------  ----------  -----------   --------- ----------   -----------   ----------
          Net increase (decrease)           (1,215,026)    746,638       10,827      12,725    376,232       (12,962)    (227,205)

NET ASSETS AVAILABLE FOR PLAN BENEFITS:
    Beginning of year                      $ 4,171,302  $  919,772  $ 1,036,600    $923,663   $807,039   $ 1,506,515   $  227,426
                                           -----------  ----------  -----------   --------- ----------   -----------   ----------
    End of year                            $ 2,956,276  $1,666,410  $ 1,047,427   $ 936,388 $1,183,271   $ 1,493,553   $      221
                                           -----------  ----------  -----------   --------- ----------   -----------   ----------
                                           -----------  ----------  -----------   --------- ----------   -----------   ----------

                                                 DUFF & PHELPS
                                                CREDIT RATING CO.
                                                     COMMON            VANGUARD
                                                      STOCK            INDEX 500         LOANS TO
                                                       FUND               FUND         PARTICIPANT       TOTAL
                                                ----------------     -----------      ------------   -------------
ADDITIONS TO NET ASSETS ATTRIBUTED TO:
    Investment income-
       Net appreciation (depreciation) in
         fair value of investments               $ 1,321,571         $    239,027      $        -     $  1,928,892
       Dividends                                      11,383                7,318               -          214,769
       Interest                                            -                    -           3,065            3,065
                                                 -----------         ------------      ----------     ------------
          Total investment income                  1,332,954              246,345           3,065        2,146,726
                                                 -----------         ------------      ----------     ------------
    Contributions-
       Participants' (including rollovers)           334,344                9,137               -        1,442,645
       Employer's                                    121,726               34,207               -          559,312
                                                 -----------         ------------      ----------     ------------
          Total additions                            456,070               43,344               -        2,001,957
                                                 -----------         ------------      ----------     ------------
DEDUCTIONS FROM NET ASSETS ATTRIBUTED TO:
       Benefits paid to participants                 311,596                    -               -        1,421,772
                                                 -----------         ------------      ----------     ------------
NET INCREASE/(DECREASE) PRIOR TO INTERFUND
  TRANSFERS AND LOAN ACTIVITY, net                 1,477,428              289,689          3,065         2,726,911
INTERFUND TRANSFERS AND LOAN ACTIVITY,
  net                                                (26,116)           1,327,699        (68,521)          (32,438)
                                                 -----------         ------------      ----------     ------------
          Net increase (decrease)                  1,451,312            1,617,388        (65,456)        2,694,473

NET ASSETS AVAILABLE FOR PLAN BENEFITS:
    Beginning of year                            $ 3,718,850                    -      $  189,979     $ 13,501,146
                                                 -----------         ------------      ----------     ------------
    End of year                                  $ 5,170,162         $  1,617,388      $  124,523     $ 16,195,619
                                                 -----------         ------------      ----------     ------------
                                                 -----------         ------------      ----------     ------------

     The accompanying notes are an integral part of these statements.

                                       DUFF & PHELPS CREDIT RATING CO.
                                            EMPLOYEES SAVINGS PLAN

                                 NOTES TO FINANCIAL STATEMENTS AND SCHEDULES

                                          DECEMBER 31, 1998 AND 1997

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

      CONVERSION FROM PHOENIX DUFF & PHELPS CORPORATION

      On October 31, 1994, the spin-off of the Company from its former parent company, Phoenix Investment Partners, Ltd. ("D&P"), formerly Phoenix Duff & Phelps Corporation, was finalized. Until December 31, 1995, employees of the Company were eligible to participate in D&P's defined contribution savings plan. On January 1, 1996, the Duff & Phelps Credit Ratings Co. Employees Savings Plan was created, and all Company participant accounts within D&P's plan were transferred to the Plan in a tax-free rollover.

      PLAN ELIGIBILITY

      Company employees who complete at least 501 hours of service in the plan year are eligible to receive the Company matching contributions. There are no service requirements to contribute to the Plan.

      EMPLOYEE CONTRIBUTIONS

      Participants may contribute between 1% and 15% of their pre-tax compensation to the Plan, up to a maximum amount determined by Internal Revenue Code (the "IRC") section 401(k). For 1998, this maximum contribution was $10,000. Participants cannot make further "voluntary" contributions to the Plan.

      COMPANY CONTRIBUTIONS

      Company contributions are made by matching 100% of each participant's contributions, up to 3% of the participants eligible compensation per the IRC. For 1998, the amount of eligible compensation was limited to $160,000, per participant.

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

      TRUSTEE

      The Plan's trustee is the Wilmington Trust Company (the "Trustee"). Substantially all of the Plan's assets have been allocated to and invested in selected fixed income, equity and company stock funds at the discretion of each participant.

2.    TAX STATUS

      On November 6, 1996, the Plan received a favorable determination letter from the Internal Revenue Service ("IRS") stating that the Plan, as written, is in compliance with the requirements of the IRS for a tax-exempt plan. On July 21, 1998 the Plan was amended and was reviewed by the Plan's administrator who believes that the amended document is in compliance with applicable plan design qualification requirements.

3.    ACCOUNTING POLICIES AND PROCEDURES

      BASIS OF ACCOUNTING

      The financial statements of the Plan are prepared under the accrual method of accounting.

      VALUATION OF INVESTMENTS

      Investments in mutual funds are carried at fair market value as determined by each mutual fund's net asset value per unit on December 31. Investments in common stocks are carried at fair market value as determined by the stock's quoted market value on a recognized securities exchange on December 31. Loans to participants are carried at their unpaid principal balance.

      Net realized and unrealized appreciation (depreciation) is recorded in the accompanying statement of changes in net assets available for plan benefits, with fund information, as net appreciation (depreciation) in fair value of investments.

      EXPENSES AND BENEFIT PAYMENTS

      All of the costs of administration of the Plan are paid by the Company. Benefit payments to eligible participants are made by the Trustee upon instruction from the plan administrator.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and changes therein, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

                                       -3-
4.    INVESTMENTS

      The fair value of individual investments that represent 5% or more of Plan net assets as of December 31, 1998 and 1997, are as follows:

                                                                                 1998             1997
                                                                               ----------      ------------
Mutual Funds-
    Vanguard Prime Money Market Fund                                           $ 1,183,271     $    807,038
    Vanguard Bond Index Total Bond Fund                                          1,493,553        1,506,516
    Vanguard Index 500 Fund                                                      1,617,388                -
    Neuberger & Berman Guardian Fund                                             2,956,276        4,171,303
    Pioneer Capital Growth Fund                                                  1,047,427        1,036,601
    Fidelity Magellan Fund                                                       1,666,410          919,773
    EuroPacific Growth Fund                                                        936,388          923,663
Common Stock Funds-
    Duff & Phelps Credit Rating Co. Common  Stock Fund                         $ 5,170,162      $ 3,718,815

5.    INVESTMENT FUND DESCRIPTIONS

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

      g. DUFF & PHELPS CREDIT RATING CO. COMMON STOCK FUND--This fund invests solely in the common stock of Duff & Phelps Credit Rating Co.

      h. PHOENIX INVESTMENT PARTNERS, LTD. COMMON STOCK FUND--This fund invests solely in the common stock of D&P and consists solely of investments transferred from the D&P Employee Savings Plan into the Plan. Participants may not contribute additional funds to this fund. Earnings and dividends earned by this fund are invested in the Vanguard Money Market Fund. This fund was closed during 1998.

      i. VANGUARD INDEX 500 FUND--This fund became active as of October, 1998 and seeks to track the performance of the Standard & Poor's 500 Composite Stock Price Index, which emphasizes stocks of large U.S. companies.

6.    FAIR VALUES OF FINANCIAL INSTRUMENTS

      Since all of the investments held by the Plan are based on either quoted market value (for common stocks) or quoted net asset value per unit (for mutual funds), the fair value of investments held equals their carrying value in the financial statements. The carrying value (unpaid principal balance) of loans to participants approximates their fair value.

                                                                    SCHEDULE I

                        DUFF & PHELPS CREDIT RATING CO.

                               EMPLOYEES SAVINGS PLAN

          ITEM 27a--SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                             AS OF DECEMBER 31, 1998

          (EMPLOYER IDENTIFICATION NUMBER 36-3569514, PLAN NUMBER 001)

                                                                         UNITS OR          HISTORICAL             FAIR
                            INVESTMENT                                    SHARES              COST               VALUE
--------------------------------------------------------------------   -------------     ------------        ------------
  Vanguard Prime Money Market Fund*                                    1,183,271.180     $  1,183,271        $ 1,183,271
  Vanguard Bond Index Total Bond Fund*                                   144,699.772        1,455,846          1,493,553
  Vanguard Index 500 Fund*                                                14,193.844        1,382,607          1,617,388
  Neuberger and Berman Guardian Fund*                                    131,858.893        3,205,182          2,956,276
  Fidelity Magellan Fund*                                                 13,792.523        1,289,800          1,666,410
  Pioneer Capital Growth*                                                 55,069.745        1,114,756          1,047,427
  EuroPacific Growth Fund*                                                32,971.403          868,404            936,388
  Duff & Phelps Credit Rating Co. Common Stock Fund**                     94,210.000        2,000,918          5,170,162
  Phoenix Investment Partners, Ltd. Common Stock Fund                              -              221                221
  Loans to participants (interest rates ranging from 6.0% to 9.0%)                 -          124,523            124,523
                                                                                        -------------      -------------
            Total assets held for investment purposes                                   $  12,625,528      $  16,195,619
                                                                                        -------------      -------------
                                                                                        -------------      -------------

 * Represents more than 5% of net assets available for Plan benefits as of December 31, 1998
 ** Party in interest

         The accompanying notes are an integral part of this schedule.

                                                                    SCHEDULE II



                        DUFF & PHELPS CREDIT RATING CO.
                             EMPLOYEES SAVINGS PLAN


                  ITEM 27d--SCHEDULE OF REPORTABLE TRANSACTIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1998

             (EMPLOYER IDENTIFICATION NUMBER 36-3569514, PLAN NUMBER 001)

                                     NUMBER OF          PURCHASE        SELLING          COST OF             NET
            INVESTMENT              TRANSACTIONS         PRICE           PRICE            ASSET          GAIN (LOSS)
----------------------------------- ------------      ------------     ---------        ----------       -----------
Vanguard Prime Money
  Market Fund                           167           $  1,246,454     $  821,119       $  821,119        $        -
Vanguard Bond Index Total
  Bond Fund                             111                492,960        496,217          483,161            13,056
Vanguard Index 500 Fund                  26              1,382,750            167              142                25
Neuberger & Berman
  Guardian Fund                         159              1,798,641      1,828,138        1,950,964          (122,826)
Fidelity Magellan Fund                  140                824,623        338,512          299,680            38,832
Pioneer Capital Growth
  Fund                                  146                509,673        421,118          407,807            13,311
EuroPacific Growth Fund                 119                496,173        585,275          547,457            37,818
Duff & Phelps Credit Rating
  Co. Common Stock Fund*                160                923,307        689,975          268,263           419,915
                                    ------------      ------------     ---------        ----------       -----------
            Totals                    1,028           $  7,674,581     $5,180,521       $4,778,593        $  400,131
                                    ------------      ------------     ---------        ----------       -----------
                                    ------------      ------------     ---------        ----------       -----------

         The accompanying notes are an integral part of this schedule.