Form 10-Q
period 1999-06-30
DUFF & PHELPS CREDIT RATING CO
filed 1999-08-13
CIK 928599

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

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


         On August 6, 1999, the registrant had 4,612,326 shares of common stock outstanding.

-------------------------------------------------------------------------------

                DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                           Quarter Ended June 30, 1999

                                      Index


PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                  Consolidated Condensed Statements of Income                   1
                           Three Months Ended June 30, 1999 and
                           Three Months Ended June 30, 1998

                  Consolidated Condensed Statements of Income                   2
                           Six Months Ended June 30, 1999 and
                           Six Months Ended June 30, 1998

                  Consolidated Balance Sheets                                   3
                           June 30, 1999 and December 31, 1998

                  Consolidated Statements of Cash Flows                         4
                           Six Months Ended June 30, 1999 and
                           Six Months Ended June 30, 1998

                  Notes to the Consolidated Financial Statements                5-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION            9-11
         AND RESULTS OF OPERATIONS

PART II. - OTHER INFORMATION

ITEM 4.           SUBMISSION MATTERS TO A VOTE OF SECURITY HOLDERS              12

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                              12


PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                        (In Thousands, Except Per Share Data)
                                     (Unaudited)


                                                   Three Months        Three Months
                                                      Ended               Ended
                                                     June 30,            June 30,
                                                       1999                1998
                                                 -----------------   -----------------
REVENUES (NOTE 1)                                         $23,489             $21,512

EXPENSES
   Employment expenses                                      9,888               8,710
   Other operating expenses                                 3,807               4,202
   Name use fee--paid to former parent (Note 2)               500                 500
   Depreciation and amortization (Note 1)                     664                 702
                                                 -----------------   -----------------
 Total expenses                                            14,859              14,114

OPERATING INCOME                                            8,630               7,398

  Other income                                                121                  31
  Interest expense (Note 3)                                    86                  52
                                                 -----------------   -----------------

EARNINGS BEFORE INCOME TAXES                                8,665               7,377

  Income taxes                                              3,709               3,170
                                                 -----------------   -----------------

NET EARNINGS                                               $4,956              $4,207
                                                 -----------------   -----------------
                                                 -----------------   -----------------

Basic weighted average shares outstanding
  (Note 1)                                                  4,529               4,837

BASIC EARNINGS PER SHARE (NOTE 1)                           $1.09               $0.87

Diluted weighted average shares outstanding
  (Note 1)                                                  4,910               5,290

DILUTED EARNINGS PER SHARE (NOTE 1)                         $1.01               $0.80


      The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                          (In Thousands, Except Per Share Data)
                                       (Unaudited)


                                                    Six Months               Six Months
                                                      Ended                     Ended
                                                     June 30,                 June 30,
                                                       1999                     1998
                                                  ---------------          ----------------
REVENUES (NOTE 1)                                        $45,684                   $43,283

EXPENSES
   Employment expenses                                    19,401                    17,520
   Other operating expenses                                7,253                     8,338
   Name use fee--paid to former parent (Note 2)            1,000                     1,000
   Depreciation and amortization (Note 1)                  1,344                     1,378
                                                  ---------------          ----------------
 Total expenses                                           28,998                    28,236

OPERATING INCOME                                          16,686                    15,047

  Other income                                               250                       242
  Interest expense (Note 3)                                  173                       194
                                                  ---------------          ----------------

EARNINGS BEFORE INCOME TAXES                              16,763                    15,095

  Income taxes                                             7,183                     6,482
                                                  ---------------          ----------------

NET EARNINGS                                              $9,580                    $8,613
                                                  ---------------          ----------------
                                                  ---------------          ----------------

Basic weighted average shares outstanding
  (Note 1)                                                 4,543                     4,827

BASIC EARNINGS PER SHARE (NOTE 1)                          $2.11                     $1.78

Diluted weighted average shares outstanding
  (Note 1)                                                 4,954                     5,241

DILUTED EARNINGS PER SHARE (NOTE 1)                        $1.93                     $1.64


      The accompanying notes to the consolidated financial statements are an integral part of these statements.

                             DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS
                                              (In Thousands)


                                                                            June 30,        December 31,
ASSETS                                                                        1999              1998
                                                                         ----------------  ----------------
                                                                           (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                     $  1,614            $  618
  Accounts receivable, net of allowance for doubtful
     accounts of $574 and $494, respectively                                      15,108            11,611
  Other current assets                                                             1,285             1,197
                                                                         ----------------  ----------------
     Total current assets                                                         18,007            13,426

OFFICE FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
     net of accumulated depreciation of $6,310 and $5,422,
     respectively (Note 1)                                                         4,622             4,880

OTHER ASSETS:
   Goodwill and organization costs, net (Note 1)                                  21,409            21,742
   Intangible assets, net (Note 1)                                                 1,574             1,710
   Other long-term investments                                                     2,347             2,316
   Other long-term assets                                                             90               133
                                                                         ----------------  ----------------


TOTAL ASSETS                                                                     $48,049           $44,207
                                                                         ----------------  ----------------
                                                                         ----------------  ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued compensation and employment taxes                                       $6,318           $10,767
  Accounts payable                                                                 4,116             3,154
  Current maturities of line of credit borrowings (Note 3)                         3,000             1,500
  Advance service fee billings to clients (Note 1)                                   723             1,166
  Accrued income taxes                                                                (7)              228
  Other current liabilities                                                           23                 5
                                                                         ----------------  ----------------
Total current liabilities                                                         14,173            16,820

OTHER LONG-TERM LIABILITIES                                                        3,906             2,585

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 3,000 shares authorized,
     zero outstanding                                                                  0                 0
  Common stock, no par value; 15,000 shares authorized, 4,565 and
     4,544 shares issued and outstanding, respectively                             1,723                 0
  Retained earnings                                                               28,247            24,802
                                                                         ----------------  ----------------

TOTAL STOCKHOLDERS' EQUITY                                                        29,970            24,802
                                                                         ----------------  ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $48,049           $44,207
                                                                         ----------------  ----------------
                                                                         ----------------  ----------------


      The accompanying notes to the consolidated financial statements are an integral part of these statements.

                             DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In Thousands)
                                              ((Unaudited)


                                                               Six Months        Six Months
                                                                  Ended            Ended
                                                                June 30,          June 30,
                                                                  1999              1998
                                                              --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings                                                   $ 9,580           $ 8,613
     Increase in accounts receivable                                 (3,496)           (3,925)
     Decrease in accrued compensation and employment taxes           (4,448)           (1,801)
     Increase (decrease) in advance service fee billings               (443)              828
     Depreciation and amortization                                    1,344             1,378
     Increase in accrued income taxes                                 3,818               397
     Increase in other assets and liabilities - net                   2,265               591
                                                              --------------   ---------------
 Cash provided by operating activities                                8,620             6,081
                                                              --------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Increase in other long-term investments                            (43)             (150)
     Purchase of office furniture, equipment
         and leasehold improvements-net of retirements                 (630)           (1,203)
                                                              --------------   ---------------
 Cash used in investing activities                                     (673)           (1,353)
                                                              --------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Dividends paid to shareholders                                    (274)             (289)
     Decrease in deferred financing costs                                16                11
     Issuances of common stock                                        2,878               399
     Repurchases of common stock                                    (11,071)                0
     Increase in line of credit borrowings                           11,500             8,000
     Decrease in line of credit borrowings                          (10,000)          (13,500)
                                                              --------------   ---------------
Cash used in financing activities                                    (6,951)           (5,379)
                                                              --------------   ---------------

NET CHANGE IN CASH                                                      996              (651)
                                                              --------------   ---------------

CASH, BEGINNING OF PERIOD                                               618               955
                                                              --------------   ---------------

CASH, END OF PERIOD                                                $  1,614            $  304
                                                              --------------   ---------------
                                                              --------------   ---------------


      The accompanying notes to the consolidated financial statements are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1        SIGNIFICANT ACCOUNTING POLICIES:

GENERAL

         Duff & Phelps Credit Rating Co. (the "Company") is an internationally recognized credit rating agency that provides ratings and research on corporate, structured and sovereign financings, as well as insurance claims paying ability. The Company has offices in Chicago, New York, London, Hong Kong and Singapore and operates directly or through international partners in North America, South America, Europe, Asia and Africa.

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

PRINCIPLES OF CONSOLIDATION

         During July 1994, the Company organized a U.S. subsidiary, Duff & Phelps Credit Rating Co. of Europe, with an office located in London, England. In July 1996, the Company organized a U.S. subsidiary, Duff & Phelps Credit Rating Co. of Asia, which has offices in Hong Kong and Singapore. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Duff & Phelps Credit Rating Co. of Europe and Duff & Phelps Credit Rating Co. of Asia. All significant intercompany balances and transactions have been eliminated.

EARNINGS PER SHARE

         Earnings per share were computed using the weighted average number of shares of common stock and common stock equivalents outstanding for each of the periods presented. Common stock equivalents are based on outstanding stock options under a non-qualified stock option plan.

         Following is a reconciliation of the denominator used to calculate basic earnings per share to the denominator used to calculate diluted earnings per share for the six month periods ended June 30 (in thousands):


                                                     1999              1998
-------------------------------------------------------------------------------
Basic Weighted Average Shares Outstanding            4,543             4,827

Stock Options Outstanding                            1,084             1,137

Reduction in Shares for Treasury Stock Proceeds       (673)             (723)
                                                     -----             -----

Diluted Weighted Average Shares Outstanding          4,954             5,241
                                                     -----             -----
                                                     -----             -----
-------------------------------------------------------------------------------


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

3        LINE OF CREDIT AND LONG-TERM DEBT:

         At June 30, 1999, the Company had current debt obligations of $3.0 million, at an approximate interest rate of 5.5 percent due on December 31, 1999, under the Company's $20.0 million revolving credit facility. At June 30, 1998, long-term debt totaled $1.5 million at a weighted average interest rate of approximately 6.1 percent.

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

         The following table presents, on an enterprise wide-basis, revenues by service type and revenues and long-lived assets by geographic area for the six-month periods ended June 30 (in thousands):


                                              1999        1998
----------------------------------------------------------------
REVENUES BY SERVICE TYPE
      Corporate Rating Revenues              $21,264     $20,518
      Structured Finance Rating Revenues      22,814      21,150
      Research Revenues                        1,606       1,615
                                             -------     -------
Consolidated Total                            45,684      43,283
                                             -------     -------
                                             -------     -------
GEOGRAPHIC REVENUES
      United States                           37,149      35,802
      International                            8,535       7,481
                                             -------     -------
Consolidated Total                            45,684      43,283
                                             -------     -------
                                             -------     -------
LONG-LIVED ASSETS
       United States                          29,191      30,363
       International                             851         864
                                             -------     -------
Consolidated Total                            30,042      31,327
                                             -------     -------
                                             -------     -------
----------------------------------------------------------------


6        SUPPLEMENTAL CASH FLOW INFORMATION:

         For purposes of the consolidated statements of cash flows, the Company considers investments with maturities of three months or less to be cash equivalents.

         Net cash interest and fees paid were $0.2 million for the six months ended June 30, 1999 and 1998.

         Income taxes paid were $3.3 million in the first half of 1999 and $6.1 million in the first half of 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999, COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

         Revenues for the three months ended June 30, 1999, were $23.5 million, an increase of 9 percent from the $21.5 million recorded in 1998. Corporate rating revenues totaled $10.8 million, and structured finance rating revenues increased to $11.9 million, while other revenues were $.8 million.

         Structured finance revenues increased 13 percent in the second quarter of 1999 versus 1998, while corporate rating revenues increased 7 percent. Structured finance revenues were driven by high levels of asset-backed and commercial mortgage-backed transactions. Corporate rating revenue increases were primarily the result of additional financing activity by financial corporations and strength in global power business. International revenues, which are included in the above comparisons, increased 17 percent as a result of strong growth in DCR's European market and an improvement in the Asian economic environment.

         Operating expenses for the three months ended June 30, 1999, were $14.9 million, an increase of $0.8 million or 5 percent from the comparable 1998 period. This primarily reflected higher compensation costs due to business growth offset by lower general and administrative expenses.

         Operating income for the three months ended June 30, 1999, was $8.6 million, an increase of $1.2 million, or 16 percent, over the $7.4 million recorded in 1998.

         Interest expense increased slightly for the second quarter 1999, due to a higher debt balance in 1999 versus 1998. Other income increased nominally and is derived from the Company's international partnerships.
Income tax expense increased proportionately with pre-tax income.

         Net earnings totaled $5.0 million for the period ended June 30, 1999, a $0.8 million, or 19 percent, increase over last year. Diluted earnings per share increased 26 percent to $1.01 versus $0.80 in 1998. Basic earnings per share increased to $1.09 in 1999 versus $0.87 in 1998. Earnings per share gains are the result of the performance described above in addition to the reduction in weighted average shares outstanding as a result of the Company's stock repurchases.

                  SIX MONTHS ENDED JUNE 30, 1999, COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1998

         Revenues for the six months ended June 30, 1999, were $45.7 million, an increase of 6 percent or $2.4 million, over the $43.3 million recorded in the corresponding period in 1998. Corporate rating revenues totaled $21.3 million and structured rating revenues totaled $22.8 million for the first six months of 1999, while other revenues totaled $1.6 million.

         Revenues in the first half of 1999 increased despite the tremendous growth experienced in the first half of 1998. Rating revenues were favorably impacted by an 8 percent increase in structured rating revenues and a 4 percent increase in corporate rating revenues. International rating revenues, which are incorporated in the above comparisons and contributed to the overall gains, increased 14 percent over last year.

         Operating expenses for the first half of 1999, were $29.0 million, an increase of $0.8 million over $28.2 million reported in 1998. This increase primarily reflects higher compensation costs due to business growth offset in part by lower professional service fees and travel and bad debt expenses. The latter cost was impacted by weaknesses in the developing markets which necessitated a higher receivable reserve in the 1998 period.

         Operating income for the six months ended June 30, 1999, was $16.7 million, an increase of $1.6 million or 11 percent over the $15.1 million recorded in 1998.

         Interest expense decreased nominally in the first half of 1999 primarily due to a lower interest rate. Income tax expense increased in line with pre-tax income.

         Net earnings totaled $9.6 million for the six months ended June 30, 1999, a $1.0 million or 11 percent increase over last year. Diluted earnings per share increased 18 percent to $1.93 versus $1.64 in 1998. Basic earnings per share increased to $2.11 in 1999 versus $1.78 in 1998. Earnings per share gains are primarily the result of the performance described above in addition to the reduction in weighted average shares outstanding due to the Company's stock repurchase of 347,355 common shares in 1998 and 206,300 shares in the first six months of 1999. Since the inception of the Company's repurchase program, a total of 1,730,884 shares have been repurchased as of June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has typically financed its operations, which do not require significant amounts of working capital or capital expenditures, through funds provided by operations.

         For the six months ended June 30, 1999 and 1998, capital expenditures, net of retirements totaled $0.6 million and $1.2 million, respectively. These capital expenditures were primarily for leasehold improvements, computer equipment and office furniture. The Company expects capital expenditures to approximate $2.0 million in 1999. Other cash investments for the second quarter included payments for ownership shares in certain joint ventures.

         Financing activities for the six months ended June 30, 1999, included stock repurchases of 206,300 common shares amounting to $11.1 million and dividend payments totaling approximately $0.3 million. Future share repurchases are contingent upon the Company's financial condition, capital requirements and earnings, as well as the market price and availability of the Company's common stock.

         The Company has in place a $20.0 million revolving bank credit agreement that expires December 31, 1999. At June 30, 1999, $3.0 million was outstanding and current at a weighted average interest rate of 5.5 percent. At June 30, 1998, long-term debt totaled $1.5 million at a weighted average interest rate of 6.1 percent. Commitment fees are accrued on the unused facility at an annual rate of 0.25 percent and are paid quarterly.

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

MARKET RISK

         As of June 30, 1999, only 10 percent of the Company's total assets were located outside of the United States. International revenues totaled approximately 18 percent of the Company's total revenues for the first half 1999. The majority of the revenue was invoiced in U.S. dollars. The Company feels that any exposure to loss due to foreign exchange rate fluctuations is minimal and immaterial to the financial statements at this time; therefore, the Company has not entered into any hedging transactions.

         The Company's exposure to changes in interest rates is limited to borrowings under the current line of credit. Management believes that any potential losses due to interest rate fluctuations would be minimal and immaterial to the financial statements based on current loan levels; therefore, the Company has not entered into any interest rate swap agreements.

YEAR 2000

         The Year 2000 issue is the result of computer programs using a two-digit format instead of four digits to indicate years, which could cause a system failure or other computer errors in connection with Year 2000 computing. The Company is taking steps to ensure that all systems will be fully compliant with Year 2000 requirements. The Company has adopted a Year 2000 compliance program and is currently in the assessment and renovation phases of such program. Certain material software applications, including all internally developed mission critical systems, are already fully compliant. The Company has fully replaced or updated nearly all non-compliant systems provided by third parties and used within the Company.

         The Company is soliciting written assurances from outside vendors and other third parties that their software and other products will be century-compliant.

         Ultimately, critical vendors who cannot give adequate reassurances of their readiness will be replaced. The Company believes that substantially all its systems will be in compliance prior to the commencement of the Year 2000. Nevertheless, the Company is currently developing a contingency plan. The cost to ensure compliance is estimated to be immaterial to the results of operations at this time.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)  On May 11, 1999 an annual meeting of stockholders was held.

    (b) Each of the five nominees for director were elected by a majority of shareholders' votes to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. The directors elected were Paul J. McCarthy, Philip T. Maffei, Milton
         L. Meigs, Jonathan Ingham and Robert N. Westerlund.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         Exhibit No.       Description
               27          Financial Data Schedule


                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  Duff & Phelps Credit Rating Co.




August 13, 1999
                                           /s/ Marie C. Becker
                                  --------------------------------------------
                                  Marie C. Becker
                                  Group Vice President, Accounting & Finance