Form 10-Q
period 1999-09-30
DUFF & PHELPS CREDIT RATING CO
filed 1999-11-12
CIK 928599

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999

Commission file number 1-13286

DUFF & PHELPS CREDIT RATING CO.
(Exact name of Registrant as specified in its Charter)

Illinois (State of Incorporation)	36-3569514 (I.R.S Employer Identification No.)
55 East Monroe Street, Chicago, Illinois 60603	(312) 368-3100
(Address of principal executive offices)	(Registrant's telephone number)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On October 31, 1999, the registrant had 4,645,524 shares of common stock outstanding.

DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 30, 1999

INDEX

PART I. — FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements
	Consolidated Statements of Income Three Months Ended September 30, 1999 and 1998	1
	Consolidated Statements of Income Nine Months Ended September 30, 1999 and 1998	2
	Consolidated Balance Sheets September 30, 1999 and December 31, 1998	3
	Consolidated Statements of Cash Flows Nine Months Ended September 30, 1999 and 1998	4
	Notes to Consolidated Financial Statements	5-8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-11

PART II. — OTHER INFORMATION
ITEM 6.	Exhibits and Reports on Form 8-K	12

PART I.
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

    DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30, 1999	Three Months Ended September 30, 1998
REVENUES (Note 1)	$21,560	$19,108
EXPENSES
Employment expense	8,972	8,031
Other operating expenses	3,738	3,604
Name usage fees paid to former parent (Note 2)	500	500
Depreciation and amortization (Note 1)	655	718

Total expenses	13,865	12,853
OPERATING INCOME	7,695	6,255
Other income	8	365
Interest income, net (Note 3)	24	56

EARNINGS BEFORE INCOME TAXES	7,727	6,676
Income taxes	3,370	2,892

NET EARNINGS	$4,357	$3,784

Basic weighted average shares outstanding (Note 1)	4,622	4,808
BASIC EARNINGS PER SHARE (Note 1)	$0.94	$0.79
Diluted weighted average shares outstanding (Note 1)	4,984	5,246
DILUTED EARNINGS PER SHARE (Note 1)	$0.87	$0.72

The accompanying notes to consolidated financial statements are an integral part of these statements.

DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Nine Months Ended September 30, 1999	Nine Months Ended September 30, 1998
REVENUES (Note 1)	$67,244	$62,391
EXPENSES
Employment expense	28,374	25,552
Other operating expenses	10,990	11,941
Name usage fees paid to former parent (Note 2)	1,500	1,500
Depreciation and amortization (Note 1)	1,999	2,096

Total expenses	42,863	41,089
OPERATING INCOME	24,381	21,302
Other income	258	606
Interest income, net (Note 3)	149	138

EARNINGS BEFORE INCOME TAXES	24,490	21,770
Income taxes	10,553	9,374

NET EARNINGS	$13,937	$12,396

Basic weighted average shares outstanding (Note 1)	4,569	4,820
BASIC EARNINGS PER SHARE (Note 1)	$3.05	$2.57
Diluted weighted average shares outstanding (Note 1)	4,956	5,255
DILUTED EARNINGS PER SHARE (Note 1)	$2.81	$2.36

The accompanying notes to consolidated financial statements are an integral part of these statements.

DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 1999	December 31, 1998
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,384	$618
Accounts receivable, net of allowance for doubtful accounts of $610 and $494, respectively	12,094	11,611
Other current assets	951	1,197

Total current assets	20,429	13,426
OFFICE FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net of accumulated depreciation of $6,721 and $5,422, respectively (Note 1)	4,645	4,880
OTHER ASSETS:
Goodwill and organization costs, net (Note 1)	21,201	21,742
Intangible assets, net (Note 1)	1,522	1,710
Other long-term investments	2,528	2,316
Other long-term assets	70	133

TOTAL ASSETS	$50,395	$44,207

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued compensation and employment taxes	$7,989	$10,767
Accounts payable	3,584	3,154
Current maturities of line of credit borrowings (Note 3)	0	1,500
Advance service fee billings to clients (Note 1)	730	1,166
Accrued income taxes	(2,868)	228
Other current liabilities	0	5

Total current liabilities	9,435	16,820
OTHER LONG-TERM LIABILITIES	4,058	2,585
STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 3,000 shares authorized, zero shares outstanding	0	0
Common stock, no par value; 15,000 shares authorized, 4,684 and 4,544 shares issued and outstanding, respectively	4,438	0
Retained earnings	32,464	24,802

TOTAL STOCKHOLDERS' EQUITY	36,902	24,802

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,395	$44,207

The accompanying notes to consolidated financial statements are an integral part of these statements.

DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30, 1999	Nine Months Ended September 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$13,937	$12,396
Decrease (increase) in accounts receivable	(483)	914
Decrease in accrued compensation and employment taxes	(2,779)	(65)
Decrease in advance service fee billings	(436)	(421)
Depreciation and amortization	1,999	2,096
Decrease in accrued income taxes	(3,096)	(1,028)
Increase in other assets and liabilities, net	2,108	979

Cash provided by operating activities	11,250	14,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in other long-term investments	(235)	(515)
Purchase of office furniture, equipment and leasehold improvements—net of retirements	(931)	(1,525)

Cash used in investing activities	(1,166)	(2,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to shareholders	(414)	(435)
Decrease in deferred financing costs	23	19
Issuances of common stock	4,872	604
Repurchases of common stock	(14,650)	(5,791)
Tax benefit due to employee stock option exercises	8,351	737
Increase in line of credit borrowings	8,000	8,000
Decrease in line of credit borrowings	(9,500)	(15,000)

Cash used in financing activities	(3,318)	(11,866)

NET INCREASE IN CASH AND CASH EQUIVALIENTS	6,766	965

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	618	955

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,384	$1,920

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1  SIGNIFICANT ACCOUNTING POLICIES:

General

    Duff & Phelps Credit Rating Co. (the "Company") is an internationally recognized credit rating agency that provides ratings and research on corporate, structured and sovereign financings, as well as insurance claims paying ability. The Company has offices in Chicago, New York, London, Hong Kong, Tokyo and Singapore and operates directly or through international partners in North America, South America, Europe, Asia and Africa.

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

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include those assets, liabilities, revenues and expenses directly attributable to the Company's operations in the periods presented. Certain reclassifications have been made to prior period financial statements to conform with the current presentation.

Principles of Consolidation

    During July 1994, the Company organized a U.S. subsidiary, Duff & Phelps Credit Rating Co. of Europe, with an office located in London, England. In July 1996, the Company organized a U.S. subsidiary, Duff & Phelps Credit Rating Co. of Asia, which has offices in Hong Kong, Tokyo and Singapore. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Duff & Phelps Credit Rating Co. of Europe and Duff & Phelps Credit Rating Co. of Asia. All significant intercompany balances and transactions have been eliminated.

Earnings Per Share

    Earnings per share were computed using the weighted average number of shares of common stock and common stock equivalents outstanding for each of the periods presented. Common stock equivalents are based on outstanding non-qualified stock options under the Company's long-term stock incentive plan.

    Following is a reconciliation of the denominator used to calculate basic earnings per share to the denominator used to calculate diluted earnings per share for the nine month periods ended September 30 (in thousands):

	1999	1998
Basic Weighted Average Shares Outstanding	4,569	4,820
Stock Options Outstanding	898	1,110
Reduction in Shares for Treasury Stock Proceeds	(511)	(675)

Diluted Weighted Average Shares Outstanding	4,956	5,255

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

3  LINE OF CREDIT AND LONG-TERM DEBT:

    The company's debt obligation under its $20.0 million revolving credit facility at September 30, 1999 was zero and at December 31, 1998 it was $1.5 million.

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

    The following table presents, on an enterprise-wide basis, revenues by service type and revenues by geographic area for the nine month periods ended September 30 (in thousands):

	1999	1998
REVENUES BY SERVICE TYPE
Corporate Rating Revenues	$31,411	$29,295
Structured Finance Rating Revenues	33,473	30,611
Research Revenues	2,360	2,485

Consolidated Total	$67,244	$62,391

GEOGRAPHIC REVENUES
United States	$55,127	$51,968
International	12,117	10,423

Consolidated Total	$67,244	$62,391

    The following table presents on an enterprise-wide basis, long lived assets by geographic area
(in thousands):

	September 30, 1999	December 31, 1998
LONG-LIVED ASSETS
United States	$29,162	$29,922
International	804	859

Consolidated Total	$29,966	$30,781

6  SUPPLEMENTAL CASH FLOW INFORMATION:

    For purposes of the consolidated statements of cash flows, the Company considers investments with maturities of three months or less to be cash equivalents.

    For the nine months ended September 30, interest expense paid was $0.24 million in 1999, and $0.25 million in 1998.

    Income taxes paid were $5.3 million for the nine months ended September 30, 1999 and $8.0 million for the nine months ended September 30, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 1999, Compared with Three Months Ended September 30, 1998

    Revenues for the three months ended September 30, 1999, were $21.6 million, an increase of 13 percent from the $19.1 million recorded in 1998. Corporate rating revenues totaled $10.1 million, and structured finance rating revenues increased to $10.7 million, while other revenues were $0.8 million.

    Structured finance revenues increased 13 percent in the third quarter of 1999 versus 1998, and corporate rating revenues increased 16 percent. Structured finance revenues were driven by strong performance by the commercial mortgage-backed unit. Corporate rating revenue increases were primarily the result of additional financing activity by industrial and financial corporations and continued strength in power project finance transactions. International revenues, which are included in the above comparisons, increased 25 percent as a result of continued growth in Europe and improvement in Asia.

    Operating expenses for the three months ended September 30, 1999, were $13.9 million, an increase of $1.0 million or eight percent from the comparable 1998 period. This primarily reflected higher compensation costs and general and administrative expenses due to business growth.

    Operating income for the three months ended September 30, 1999, was $7.7 million, an increase of $1.4 million, or 23 percent, over the $6.3 million recorded in 1998.

    Income tax expense increased proportionately with pre-tax income. Accrued income taxes payable decreased significantly in the third quarter due to a high number of exercised stock options which will result in income tax benefits in the current year.

    Net earnings totaled $4.4 million for the period ended September 30, 1999, a $0.6 million, or 15 percent, increase over last year. Diluted earnings per share increased 21 percent to $0.87 versus $0.72 in 1998. Basic earnings per share increased to $0.94 in 1999 versus $0.79 in 1998. Earnings per share gains are the result of the performance described above in addition to the reduction in weighted average shares outstanding as a result of the Company's stock repurchases.

Nine Months Ended September 30, 1999, Compared with Nine Months Ended September 30, 1998

    Revenues for the nine months ended September 30, 1999, were $67.2 million, an increase of eight percent or $4.8 million, over the $62.4 million recorded in the corresponding period in 1998. Corporate rating revenues totaled $31.4 million and structured rating revenues totaled $33.5 million for the first nine months of 1999, while other revenues totaled $2.3 million.

    Revenues for the first nine months of 1999 increased despite the tremendous growth experienced in 1998. Rating revenues were favorably impacted by a nine percent increase in structured rating revenues and a seven percent increase in corporate rating revenues. International rating revenues, which are incorporated in the above comparisons, increased 17 percent over last year.

    Operating expenses for the first nine months of 1999, were $42.9 million, an increase of $1.8 million over $41.1 million reported in 1998. This increase primarily reflects higher compensation costs due to business growth offset in part by lower professional service fees and bad debt expenses. The latter cost was impacted by strong revenue increases in 1998, which resulted in a higher receivable reserve in 1998.

    Operating income for the nine months ended September 30, 1999, was $24.4 million, an increase of $3.1 million or 14 percent over the $21.3 million recorded in 1998.

    Income tax expense increased in line with pre-tax income.

    Net earnings totaled $13.9 million for the nine months ended September 30, 1999, a $1.5 million or 12 percent increase over last year. Diluted earnings per share increased 19 percent to $2.81 versus $2.36 in 1998. Basic earnings per share increased to $3.05 in 1999 versus $2.57 in 1998. Earnings per share gains are primarily the result of the performance described above in addition to the reduction in weighted average shares outstanding due to the Company's repurchase programs. The Company repurchased 254,500 shares in the first nine months of 1999. Since the inception of the Company's repurchase program, a total of 1,779,084 shares have been repurchased as of September 30, 1999.

Liquidity and Capital Resources

    The Company has typically financed its operations, which do not require significant amounts of working capital or capital expenditures, through funds provided by operations.

    For the nine months ended September 30, 1999 and 1998, capital expenditures, net of retirements totaled $0.9 million and $1.5 million, respectively. These capital expenditures were primarily for leasehold improvements, computer equipment and office furniture. Other cash investments for the third quarter included payments for ownership shares in certain joint ventures.

    Financing activities for the nine months ended September 30, 1999, included stock repurchases of 254,500 common shares amounting to $14.7 million and dividend payments of $0.4 million. Future share repurchases are contingent upon the Company's financial condition, capital requirements and earnings, as well as the market price and availability of the Company's common stock. Proceeds received from options exercised under the Company's stock incentive plan plus the related tax benefit totaled $13.2 million for the nine months ended September 30, 1999 compared to $1.3 million for the same period in 1998.

    The Company has in place a $20.0 million revolving bank credit agreement that expires December 31, 1999. Long-term debt obligations were zero at September 30, 1999 and 1998. Commitment fees are accrued on the unused facility at an annual rate of 0.25 percent and are paid quarterly. The Company is in the process of negotiating a new line of credit due to the current credit agreement's upcoming expiration.

    The bank credit agreement contains the following financial covenants among others: (i) a minimum net worth test; (ii) a maximum leverage test; and (iii) a limitation on indebtedness and capital expenditures. The Company is currently in compliance with such covenants. The bank credit agreement also imposes certain restrictions on the sale of assets, mergers or consolidations, creation of liens, investments, leases and loans and certain other matters.

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

Market Risk

    As of September 30, 1999, nine percent of the Company's total assets were located outside of the United States. International revenues totaled approximately 18 percent of the Company's total revenues for the nine months ended September 30, 1999. The majority of the revenue was invoiced in U.S. dollars. The Company feels that any exposure to loss due to foreign exchange rate fluctuations is minimal and immaterial to the financial statements at this time; therefore, the Company has not used derivatives or hedging transactions to mitigate any risks.

    The market risk inherent in the Company's bank credit agreement is the potential for increased interest expense resulting from adverse changes in interest rates. Management believes that any potential losses due to interest rate fluctuations would be minimal and immaterial to the financial statements based on current loan levels; therefore, the Company has not entered into any interest rate swap agreements.

Year 2000

    The Year 2000 issue is the result of computer programs using a two-digit format instead of four digits to indicate years, which could cause a system failure or other computer errors in connection with Year 2000 computing. The Company is taking steps to ensure that all mission critical systems will be fully compliant with Year 2000 requirements. The Company has adopted a Year 2000 compliance program and is currently in the testing and contingency planning phases of such program which it expects to be ongoing through year end. Internally developed and internally used software applications, including all internally developed mission critical systems, are believed to be fully compliant. The Company has fully replaced or updated virtually all non-compliant systems provided by third parties and used within the Company.

    The Company is soliciting written assurances from outside vendors and other third parties that their software and other products will be century-compliant, and monitoring progress of their plan.

    Ultimately, critical vendors who cannot give adequate reassurances of their readiness will be replaced, if possible. The Company believes that substantially all its systems will be in compliance prior to the commencement of the Year 2000. Nevertheless, the Company has developed a contingency plan covering information systems, general corporate functions, and the functions of individual rating groups. The cost to ensure compliance is estimated to be immaterial to the results of operations at this time.

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

                      Duff & Phelps Credit Rating Co.

                      /s/ MARIE C. BECKER

                      Marie C. Becker
                      Group Vice President, Accounting & Finance

November 12, 1999

QuickLinks

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands)

General
Basis of Presentation
Principles of Consolidation
Earnings Per Share
Revenue Recognition
Goodwill and Intangible Assets
Depreciation and Amortization
Name Use Fees Paid to D&P
Service Fees Paid to the Company
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Liquidity and Capital Resources
Segment Reporting
Market Risk
Year 2000
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE