Form 10-K405
period 1999-12-31
DUFF & PHELPS CREDIT RATING CO
filed 2000-03-29
CIK 928599

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ___________ to ___________ Commission file number 1-13286

                                   -----------

                         DUFF & PHELPS CREDIT RATING CO.
             (Exact name of registrant as specified in its charter)

             ILLINOIS                                      36-3569514
   (State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

        55 East Monroe Street                                 60603
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 2000, computed by reference to the last reported price at which the stock was sold on such date, was $444,663,339.

The number of shares outstanding of the registrant's common stock, without par value, as of March 16, 2000 was 4,656,454.

PART I

ITEM 1.       BUSINESS.

GENERAL

         Duff & Phelps Credit Rating Co. (the "Company") is an internationally recognized credit rating agency which was established in 1982. The credit rating business was an outgrowth of the fixed income research services provided by the firm, and/or its predecessors, dating back to 1932. The Company was incorporated in Illinois in 1987 as a wholly-owned subsidiary of Duff & Phelps Corporation (which subsequently changed its name to Phoenix Investment Partners, Ltd.), at which time Duff & Phelps Corporation contributed substantially all of the assets and liabilities of its credit rating business to the Company. On October 31, 1994, Duff & Phelps Corporation distributed to its stockholders all of the outstanding shares of common stock of the Company. The dividend of one share of common stock of the Company for each three shares of Duff & Phelps Corporation common stock was distributed to the stockholders of Duff & Phelps Corporation of record as of October 26, 1994. As a result of the distribution, the Company owns and operates the credit rating business as an independent public company.

RECENT DEVELOPMENTS

         On March 6, 2000, the Company entered into an Agreement and Plan of Merger by and among Fimilac S.A., a French SOCIETE ANONYME ("Parent"), Fimalac, Inc., a Delaware corporation, FSA Acquisition Corp., a Delaware corporation ("Purchaser"), which is an indirect wholly-owned subsidiary of Parent, and the Company (the "Merger Agreement"). Pursuant to the Merger Agreement, on March 15, 2000, Purchaser commenced a tender offer to purchase all of the outstanding shares of common stock of the Company at a purchase price of $100.00 per share, net to the seller in cash (the "Offer Price"), upon the terms and subject to the conditions set forth in the Offer to Purchase dated March 15, 2000 (the "Offer to Purchase") and the related Letter of Transmittal (which together with the Offer to Purchase and any amendments or supplements thereto constitute the "Offer"). The Offer is disclosed in the Tender Offer Statement on Schedule TO, dated March 15, 2000, as filed by Parent and Purchaser with the Securities and Exchange Commission.

         Pursuant to the Merger Agreement, following the consummation of the Offer, upon the satisfaction or waiver of certain conditions, and in accordance with the Illinois Business Corporation Act of 1983, as amended, and the Delaware General Corporation Law, either (1) Purchaser will be merged with and into the Company with the Company surviving the Merger or (2) the Company will be merged with and into Purchaser (in either case, the "Merger") with Purchaser surviving the Merger. In the Merger, the holders of shares of common stock of the Company as of the Effective Time (as defined in the Merger Agreement) of the Merger (other than Purchaser) will receive an amount in cash equal to the Offer Price.

         The Offer is conditioned upon, among other things, (i) there being validly tendered and not properly withdrawn prior to the expiration date of the Offer that number of shares of common stock of the Company which represents not less than 51 percent of the total issued and outstanding shares of common stock on a fully diluted basis (excluding any shares held by the Company or any of its subsidiaries) and (ii) the expiration or termination of any and all waiting periods applicable to the transactions contemplated by the Merger Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Offer is also subject to certain other terms and conditions. A copy of the Merger Agreement is filed as Exhibit 2.1 to this Annual Report on Form 10-K and is incorporated herein by reference in its entirety.

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

         Credit ratings are issued in response to requests from issuers, investment bankers, or investors. Requested ratings are for corporate short and long-term fixed obligations, sovereign financings and structured finance programs, including securitizations of receivables such as auto loans, credit cards, residential real estate loans and commercial real estate loans, as well as single project financings. In addition, claims paying ability ratings are issued for life, property/casualty, financial guaranty, title and mortgage insurance companies.

         The Company's professional staff analyzes the factors that determine an issuer's credit quality and summarizes the basis for ratings. Credit ratings are assigned and reviewed by a Credit Rating Committee composed of senior officers and managers of the Company. Ratings are monitored and reviewed at appropriate intervals depending on the type of rating. A watch list is utilized to alert clients to ratings that are under review for potential rating changes. New ratings, the watch list and changes to existing ratings are primarily communicated through news releases to financial news services, the internet, on-line data products, electronic and print media and through the Company's research publications.

         The Company's research services include published reports concerning new issues, detailed and summary reports on issuers, rating guides, comparative statistical guides and industry research. In addition, the Company's research is delivered to users electronically. The Company is committed to delivering a valuable research service as evidenced by a policy of hiring analysts with excellent educational backgrounds, including many with prior employment experience in the respective industries they follow. The Company's research service is widely distributed to domestic and international institutional investors including most of the largest U.S. mutual funds, banks, trust companies, public and private pension advisors and life and property/casualty insurance companies, as well as investment banks. The Company's management believes that its policy of allowing research subscribers direct access to credit analysts is attractive to current and prospective subscribers.

REVENUES

         Revenue is derived from fees for ratings in connection with debt issuance, annual surveillance of outstanding rated securities and research subscriptions. Although revenue is sensitive to the level of debt issuance, fees from annual surveillance and research subscriptions tend to stabilize the revenue base. The Company's fee schedule depends on the type and amount of securities issued, the type of company or issue rated, the complexity of the transaction and the types of services subscribed to for research publications. Revenues increased from $40.4 million in 1994 to $92.3 million in 1999, a five-year compounded annual growth rate of approximately 18 percent. This performance reflects a number of factors: increased market penetration by the Company in the traditional corporate and structured finance rating businesses, the increasing number of new financial instruments that require ratings, the expansion of international rating activities and the growing use of multiple agencies for ratings. No single client represented more than 1.5 percent of the Company's revenues in 1999.

         Revenues for the year ended December 31, 1999, were $92.3 million, an increase of 10 percent or $8.3 million, over the $84.0 million recorded in 1998. Corporate rating revenues rose nine percent or $3.6 million, while structured finance rating revenues increased 12 percent or $4.8 million. Rating revenue increases were partially offset by a decline in research revenues of $0.1 million.

         Revenues for the year ended December 31, 1998, were $84.0 million, an increase of 25 percent or $17.0 million, over the $67.0 million recorded in 1997. Corporate rating revenues rose 15 percent or $5.1 million, while structured finance rating revenues increased 41 percent or $12.2 million. Rating revenue increases were partially offset by a decline in research revenues of $0.3 million.

MARKETING

         The Company's marketing staff, as well as senior analytical staff, introduces the rating service to prospective issuers and markets the Company's research services to institutional investors, investment bankers and other key users of credit ratings. The Company's management believes that the breadth of its research has led issuers to recognize the value of its rating services to investors of securities rated by the Company. The Company provides a comprehensive service that includes publicity for the ratings and rating rationale for each issuer or transaction. The Company also conducts seminars, participates in conferences and publishes timely articles related to securities analysis.

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

         The Company penetrates international markets through strategic joint ventures and its U.S., London, Hong Kong, Tokyo, Singapore and Buenos Aires offices. As part of its marketing efforts, the Company attempts to identify new financial products or emerging markets not fully covered by other rating agencies. This strategy has allowed the Company to gain significant market penetration in rating domestic and international structured financings. Structured finance ratings are transaction specific, and while growth of related rating revenue has been substantial, there remains the potential for further growth through penetration and continued development of the structured finance markets, especially internationally.

         While precise statistics are not available on industry revenues as each of the Company's competitors are privately owned or are part of larger corporations, the Company estimates its comparable 1999 revenues to be equal to approximately 16 percent of the revenues of its largest competitor. The Company's market penetration, however, is believed to vary significantly depending on market sector. For example, the Company has an inconsequential share of the municipal, mutual fund and high-yield rating market, as historically it has not actively competed in these segments. However, the Company believes its share of the rating business for insurance company claims paying ability, structured financings, and certain segments of the corporate market is much more meaningful.

Specifically, in the United States market, the Company has issued claims paying ability ratings on 85 percent of the 100 largest life insurance companies. The Company rates approximately 70 percent of the companies comprising the investor-owned electric utility industry and about 80 percent of the 50 largest telecom and cable TV companies. Of banks and finance companies, the Company rates 71 percent of the ratable debt issued by the top 50 U.S. banks and rates 22 of the top 25 U.S. finance companies. The Company also rates 51 percent of Fortune 100 companies. On the structured finance side of the business, the Company currently rates the majority of the privately placed asset-backed securities transactions and rates 26 percent of the public asset-backed securities transactions. Market share penetration for the commercial mortgage-backed securities market is approximately 30 percent and about 41 percent for the residential mortgage-backed securities market.

         The Company believes that significant growth opportunities also exist due to the generally low market penetration described above, in addition to the growing use of multiple agencies for ratings, the increasing number of new financial instruments that require ratings and the growth of international financial markets as previously discussed. Moreover, as part of its strategy to grow, the Company has established joint ventures in certain North and South American, European, African and Asian countries (see "International") and has offices in London, Hong Kong, Tokyo, Singapore and Buenos Aires.

INTERNATIONAL

         The Company participates in joint ventures in Bangladesh, Canada, Chile, Colombia, Costa Rica, Czech Republic, Egypt, India, Indonesia, Italy, Korea, Mexico, Pakistan, Peru, South Africa, Spain, Sri Lanka, Turkey, Venezuela and Zimbabwe and is pursuing joint venture relationships in several other countries.

         In July 1994, the Company organized Duff & Phelps Credit Rating Co. of Europe, a U.S. wholly-owned subsidiary of the Company with an office in London, to provide rating services in the United Kingdom and throughout Europe, as well as Africa.

         In July 1996, the Company organized Duff & Phelps Credit Rating Co. of Asia, a U.S. wholly-owned subsidiary of the Company which has offices in Hong Kong, Tokyo and Singapore to provide rating services throughout Asia.

         In November 1999, the Company acquired the portion of the capital stock of Duff & Phelps de Argentina-Sociedad Calificadora de Riesgo S.A. ("DCR Argentina") that the Company did not previously own. DCR Argentina provides credit rating services in Argentina.

EMPLOYEES

         As of December 31, 1999, the Company employed 361 persons. The Company considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES.

         The Company, which is headquartered in Chicago, conducts its operations through offices located in Chicago, Illinois; New York, New York; London, England; Hong Kong; Tokyo, Japan; Singapore; and Buenos Aires, Argentina, in which locations it leases a total of approximately 108,000 square feet of office space.

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

      1999               High            Low                  1998              High            Low
Fourth quarter        $ 88 15/16      $ 71 3/8           Fourth quarter      $ 55 1/16       $ 40 1/2
Third quarter           79 15/16        66 13/16         Third quarter         59 7/16         46 1/16
Second quarter          66 7/8          51 1/2           Second quarter        59              50 5/8
First quarter           54 9/16         51 15/16         First quarter         50 3/8          36 5/8


         As of February 29, 2000, there were approximately 72 holders of record of the Company's common stock.

DIVIDEND POLICY

         In the first quarter of 2000 and during 1999 and 1998, the Company paid a regular quarterly dividend of $0.03 per share. The Merger Agreement prohibits the Company from declaring and paying any future cash dividends without the prior written consent of Fimalac S.A. Additionally, the Company's bank credit agreement contains provisions which may limit the aggregate dividends that the Company may pay on its common stock. Future cash dividends would also depend on the financial condition, capital requirements and net earnings of the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data of the Company should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

   FOR THE YEARS ENDED DECEMBER 31,                                  1999       1998      1997      1996      1995
 -------------------------------------------------------------------------------------------------------------------
  (In millions, except per share data)
   INCOME STATEMENT DATA:

   Revenues                                                         $92.3      $84.0     $67.0     $53.1     $46.0
   Operating expenses                                                56.7       53.6      46.2      35.4      30.1
   Name use fee paid to former parent                                 2.0        2.0       2.0       2.0       2.0
   Operating income                                                  33.6       28.4      18.8      15.7      13.9
   Interest income (expense) and other income, net                    0.3        0.4        -       (0.1)     (0.5)
   Earnings before income taxes                                      33.9       28.8      18.8      15.6      13.4
   Income taxes                                                      14.8       12.4       8.1       6.6       5.8
   Net earnings                                                     $19.1      $16.4     $10.7      $9.0      $7.6

   PER COMMON SHARE DATA:

   Diluted earnings per common share                                $3.85      $3.16     $2.00     $1.54     $1.28
   Cash dividends paid per common share                             $0.12      $0.12     $0.12     $0.12     $0.12

   BALANCE SHEET DATA (AT END OF PERIOD):

   Working capital                                                   $6.4      $(3.8)     $0.7      $0.5      $1.6
   Goodwill and organization costs, net                              24.5       21.7      22.3      23.1      23.8
   Total assets                                                      57.1       44.5      45.5      42.4      42.3
   Total debt                                                           -          -       7.0       5.5       6.0
   Stockholders' equity                                             $36.5      $24.8     $23.3     $25.1     $26.1


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999, COMPARED WITH YEAR ENDED DECEMBER 31, 1998

         Revenues for the year ended December 31, 1999 were $92.3 million, an increase of 10 percent, or $8.3 million over the $84.0 million recorded in 1998. Structured finance rating revenues grew $4.8 million and corporate rating revenues increased $3.6 million. Rating revenue increases were offset by a net decline in research and other revenues of $0.1 million.

         Structured finance rating revenues increased 12 percent over 1998 and were driven by high levels of mortgage-backed and asset-backed transactions. Corporate rating revenues increased nine percent over 1998 and resulted from increased global power business and strong issuance by financial corporations.

         International rating revenues, which are included in the comparisons above, increased 27 percent over 1998 and contributed $3.4 million to the revenue growth in 1999. Growth in our European operations plus a recovery in our Asian operations accounted for the majority of the increase. Growth in our Latin American operations was largely due to the acquisition of the Company's Argentine subsidiary in the fourth quarter of 1999.

         Operating expenses for the year ended December 31, 1999 were $58.7 million, an increase of

$3.1 million, or six percent over the $55.6 million recorded in 1998. The increase was largely due to higher employment expenses as well as increases resulting from the inclusion of the results of the Company's Argentine operations. These were offset by lower general and administrative expenses that were achieved despite the growth in business.

         Operating income of $33.6 million for the year ended December 31, 1999 increased $5.2 million, or 18 percent over the $28.4 million recorded in 1998.

         Interest expense was nominally lower in 1999 due to a lower average debt balance during the year compared to 1998. Other income, which is mainly derived from income from the Company's international partnerships, decreased nominally in 1999. Income tax expense increased proportionately with income before taxes.

         Net earnings totaled $19.1 million for the year ended December 31, 1999, a $2.7 million, or 16 percent increase over last year. Diluted earnings per share increased to $3.85 in 1999 versus $3.16 in 1998. Basic earnings per share increased to $4.16 versus $3.45 in 1998. In addition to the financial performance discussed above, a reduction of approximately four percent in the Company's weighted average shares outstanding contributed to the 22 percent increase in diluted earnings per share in 1999. The decrease in weighted average shares outstanding benefited from the Company's recent common share repurchases.

YEAR ENDED DECEMBER 31, 1998, COMPARED WITH YEAR ENDED DECEMBER 31, 1997

         Revenues for the year ended December 31, 1998 were $84.0 million, an increase of 25 percent, or $17.0 million over the $67.0 million recorded in 1997. Corporate rating revenues grew $5.1 million and structured finance rating revenues increased $12.2 million. Rating revenue increases were partially offset by a decline in research revenues of $0.3 million.

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

         Operating expenses for the year ended December 31, 1998 were $55.6 million, an increase of $7.4 million, or 15 percent over the $48.2 million recorded in 1997. The increase was predominantly the result of higher employment expenses as well as increased general and administrative expenses directly attributable to the growth in business, offset, in part, by lower professional service fees.

         Operating income for the year ended December 31, 1998 was $28.4 million, an increase of $9.6 million, or 51 percent over the $18.8 million recorded in 1997.

         Interest expense decreased $0.3 million for the year ended December 31, 1998, due to a lower average debt balance in 1998 versus 1997. Other income, mostly derived from dividends paid by the Company's international partnerships, increased nominally over the previous year. Income tax expense increased proportionately with income before taxes.

         Net earnings totaled $16.4 million for the year ended December 31, 1998, a $5.7 million, or 53 percent increase over 1997. Diluted earnings per share increased 58 percent to $3.16 versus $2.00 in 1997. Basic earnings per share increased to $3.45 in 1998 versus $2.14 in 1997. Earnings per share gains are primarily the result of the performance described above in addition to the reduction in weighted average shares outstanding as a result of the Company's stock repurchases of 347,355 common shares during 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has typically financed its operations, which do not require significant amounts of working capital or capital expenditures, through funds provided by operations.

         For the years ended December 31, 1999 and 1998, capital expenditures, net of retirements totaled $1.2 million and $1.7 million, respectively. These capital expenditures were primarily for leasehold improvements, computer equipment and office furniture. The Company expects capital expenditures to approximate $3.0 million in 2000.

         Cash investments of $3.5 million in 1999 and $0.6 million in 1998 were for the acquisition of businesses and ownership shares in certain joint ventures. Investments in 1999 include $2.8 million for the acquisition of the remaining shares of the Company's Argentine joint venture.

         Financing activities for the year ended December 31, 1999 included stock repurchases of 354,500 common shares amounting to $22.2 million, net debt payments of $1.5 million and dividend payments totaling approximately $0.6 million. Proceeds received from options exercised under the Company's long-term stock incentive plan plus the related tax benefit totaled $15.3 million in 1999. During 1998, the Company repurchased 347,355 of its common shares for approximately $16.7 million, made net debt payments of $5.5 million and made dividend payments totaling approximately $0.6 million. Proceeds received from options exercised under the Company's long-term stock incentive plan plus the related tax benefit totaled $2.3 million in 1998. Future share repurchases are contingent upon the Company's financial condition, capital requirements and earnings, as well as the market price and availability of the Company's common stock.

         The Company has in place a $40.0 million revolving bank credit agreement that expires February 28, 2003. At December 31, 1999, the Company had no debt outstanding compared with $1.5 million outstanding at December 31, 1998, at a weighted average interest rate of 6.0 percent. Commitment fees are accrued on the unused facility at an annual rate of .25 percent with respect to an unused facility of up to $20 million and .375 percent with respect to an unused facility in excess of $20 million and are paid quarterly.

         The bank credit agreement contains the following financial covenants among others: (i) a maximum cash flow leverage ratio; (ii) a minimum earnings before interest, taxes, depreciation and amortization test; (iii) a minimum net worth test; (iv) a minimum fixed charge coverage ratio; and (v) a limitation on indebtedness. The Company is currently in compliance with such covenants. The bank credit agreement also imposes certain restrictions on sale of assets, mergers or consolidations, creation of liens, investments and certain other matters.

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

MARKET RISK

         As of December 31, 1999, only 16 percent of the Company's total assets were located outside of the United States. International revenues totaled approximately 18 percent of the Company's total revenues in 1999. The majority of the revenue was invoiced in U.S. dollars. The Company feels that any exposure to loss due to foreign exchange rate fluctuations is minimal and immaterial to the financial statements at this time; therefore, the Company has not used derivatives or hedging transactions to mitigate any risks.

         The market risk inherent in the Company's bank credit agreement is the potential for increased interest expense resulting from adverse changes in interest rates. Management believes that any potential losses due to interest rate fluctuations would be minimal and immaterial to the financial statements based on current and anticipated loan levels; therefore, the Company has not entered into any interest rate swap agreements.

YEAR 2000

         The Year 2000 issue is the result of computer programs using a two digit format instead of a four digit format to indicate years, which could cause a system failure or other computer errors relating to dates after 1999.

         The Company has no knowledge of any material failure of any of its systems, nor has the Company received any Year 2000 complaints from clients using the Company's products. Likewise, the Company is unaware of any error with a third party system that could adversely affect the Company. Outside vendors have continued to deliver goods and services on schedule and appear relatively unaffected by the Year 2000 issue at this time.

         The Company will continue to monitor its Year 2000 status, although the Company does not expect any material impact from the issue at this time nor in the future.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  Consolidated Balance Sheets - December 31, 1999 and 1998

                  Consolidated Statements of Income - For the Years Ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows - For the Years Ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Changes in Stockholders' Equity For the Years Ended December 31, 1999, 1998 and 1997

                  Notes to the Consolidated Financial Statements

                  Report of Independent Public Accountants

                DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                               December 31,
                                                                                          ---------------------
                                                                                           1999           1998
                                                                                           ----           ----
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                           $ 8,338          $   618
     Accounts receivable, net of allowance for doubtful
       accounts of $601 and $494, respectively                                            13,487           11,611
     Other current assets                                                                  1,344            1,197
                                                                                         -------          -------
Total current assets                                                                      23,169           13,426

OFFICE FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
  net of accumulated depreciation of $7,265 and $5,422, respectively (Note 1)              4,641            4,880

OTHER ASSETS:
  Goodwill, net (Note 1)                                                                  24,536           21,742
  Intangible assets, net (Note 1)                                                          1,486            1,710
  Other long-term investments (Note 3)                                                     2,252            2,316
  Other long-term assets (Note 6)                                                            987              413
                                                                                         -------          -------
Total assets                                                                             $57,071          $44,487
                                                                                         =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued compensation and employment taxes                                              $10,944          $10,767
  Accounts payable                                                                         3,807            3,154
  Current maturities of long-term debt (Note 4)                                              -              1,500
  Advance service fee billings to clients (Note 1)                                         1,182            1,166
  Accrued income taxes                                                                       797              614
  Other current liabilities                                                                    6                5
                                                                                         -------          -------
Total current liabilities                                                                 16,736           17,206

OTHER LONG-TERM LIABILITIES (Note 8)                                                       3,815            2,479

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value: 3,000 shares authorized, zero shares issued and
    outstanding                                                                                -                -
  Common stock, no par value: 15,000 shares authorized, 4,632 and 4,544
    shares issued and outstanding, respectively                                                -                -
  Retained earnings                                                                       36,520           24,802
                                                                                         -------          -------

Total stockholders' equity                                                                36,520           24,802
                                                                                         -------          -------

Total liabilities and stockholders' equity                                               $57,071          $44,487
                                                                                         =======          =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)


                                                                  Years Ended December 31,
                                                           ----------------------------------------
                                                             1999            1998           1997
                                                           ------------ -------------- ------------
REVENUES (Note 1)                                             $92,324         $83,995       $66,954
EXPENSES:
     Employment expense                                        39,119          34,831        27,768
     Other operating expenses                                  14,958          15,914        15,902
     Name usage fees paid to former parent (Note 2)             2,000           2,000         2,000
     Depreciation and amortization (Note 1)                     2,628           2,828         2,490
                                                           ------------ -------------- ------------
Total expenses                                                 58,705          55,573        48,160
                                                           ------------ -------------- ------------
OPERATING INCOME                                               33,619          28,422        18,794

Other income                                                      435             590           510
Interest expense, net (Note 4)                                    108             146           495
                                                           ------------ -------------- ------------
EARNINGS BEFORE INCOME TAXES                                   33,946          28,866        18,809

Income taxes (Note 6)                                          14,848          12,432         8,131
                                                           ------------ -------------- ------------
NET EARNINGS                                                  $19,098         $16,434       $10,678
                                                           ============ ============== ============
Basic weighted average shares outstanding (Note 1)              4,589           4,767         4,986
BASIC EARNINGS PER SHARE (Note 1)                               $4.16           $3.45         $2.14

Diluted weighted average shares outstanding (Note 1)            4,965           5,195         5,330
DILUTED EARNINGS PER SHARE (Note 1)                             $3.85           $3.16         $2.00


The accompanying notes to consolidated financial statements are an integral part of these statements.

                DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                        Years Ended December 31,
                                                                 ----------------------------------------
                                                                      1999         1998          1997
                                                                 ------------ -------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                   $ 19,098     $ 16,434       $10,678

     Adjustments to reconcile net earnings to
       cash provided by operating activities:
         (Increase) decrease in accounts receivable                   (1,373)         622        (1,686)
         Increase in accrued compensation and employment taxes           199        2,598         2,412
         Increase (decrease) in advance service fee billings to clients   16          (93)        1,458
         Depreciation and amortization                                 2,628        2,828         2,490
         (Decrease) increase in accrued income taxes payable            (351)        (646)          387
         Increase (decrease) in other assets and liabilities, net      1,231          682        (1,101)
                                                                 ------------ -------------- ------------
Cash provided by operating activities                                 21,448       22,425        14,638
                                                                 ------------ -------------- ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of businesses, net of cash acquired                  (2,909)          -             -
     Purchase of office furniture, equipment,
       and leasehold improvements                                     (1,175)      (1,715)       (1,811)
     Increase in other long-term investments                            (600)        (611)         (857)
                                                                 ------------ -------------- ------------
Cash used in investing activities                                     (4,684)      (2,326)       (2,668)
                                                                 ------------ -------------- ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid to shareholders                                     (553)        (572)         (599)
     (Increase) decrease in deferred financing costs, net                (85)          27            (4)
     Issuance of common stock                                          5,789          927         1,232
     Repurchases of common stock                                     (22,228)     (16,677)      (13,885)
     Tax benefit due to employee option exercises                      9,533        1,359           741
     Repayments of line of credit borrowings                         (13,000)     (15,500)      (15,750)
     Line of credit borrowings                                        11,500       10,000        17,250
                                                                 ------------ -------------- ------------
Cash used in financing activities                                     (9,044)     (20,436)      (11,015)
                                                                 ------------ -------------- ------------
Net change in cash                                                     7,720         (337)          955
                                                                 ------------ -------------- ------------
Cash and cash equivalents, beginning of year                             618          955            -
                                                                 ------------ -------------- ------------
Cash and cash equivalents, end of year                               $ 8,338        $ 618         $ 955
                                                                 ============ ============== =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                DUFF & PHELPS CREDIT RATING CO. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In Thousands)


                                                          Common         Retained
                                                           Stock          Earnings         Total
                                                        ------------  --------------  ------------
BALANCE AT DECEMBER 31, 1996                               $5,032         $20,023         $25,055
Net earnings                                                   -           10,678          10,678
Stock option exercises                                      1,232              -            1,232
Deferred compensation                                          55              -               55
Tax benefit of stock options exercised                        741              -              741
Dividend paid to shareholders                                  -             (599)           (599)
Stock repurchased                                          (6,697)         (7,188)        (13,885)
                                                        ------------  --------------  ------------
BALANCE AT DECEMBER 31, 1997                                  363          22,914          23,277
Net earnings                                                   -           16,434          16,434
Stock option exercises                                        927              -              927
Deferred compensation                                          54              -               54
Tax benefit of stock options exercised                      1,359              -            1,359
Dividend paid to shareholders                                  -             (572)           (572)
Stock repurchased                                          (2,703)        (13,974)        (16,677)
                                                        ------------  --------------  ------------
BALANCE AT DECEMBER 31, 1998                                   -           24,802          24,802
Net earnings                                                   -           19,098          19,098
Stock option exercises                                      5,789              -            5,789
Deferred compensation                                          79              -               79
Tax benefit of stock options exercised                      9,533              -            9,533
Dividend paid to shareholders                                  -             (553)           (553)
Stock repurchased                                         (15,401)         (6,827)        (22,228)
                                                        ------------  --------------  ------------
BALANCE AT DECEMBER 31, 1999                             $ -              $36,520         $36,520
                                                        ============  ==============  ============


The following table provides a summary of common stock issued and outstanding:


                                                                 Years Ended December 31,
                                                         --------------------------------------------
                                                            1999            1998            1997
                                                         ------------   -------------   -------------

BALANCE AT JANUARY 1                                        4,544           4,807           5,152
Repurchases of common stock                                  (355)           (347)           (448)
Stock option exercises                                        443              84             103
                                                         ------------   -------------   -------------
BALANCE AT DECEMBER 31                                      4,632           4,544           4,807
                                                         ============   =============   =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1    SIGNIFICANT ACCOUNTING POLICIES:

GENERAL

     Duff & Phelps Credit Rating Co. (the "Company") is an internationally recognized credit rating agency that provides ratings and research on corporate, structured and sovereign financings, as well as insurance claims paying ability. The Company has offices in Chicago, New York, London, Hong Kong, Tokyo, Singapore, and Buenos Aires and operates directly or through international partners in North America, South America, Europe, Asia and Africa.

     On October 31, 1994, the spin-off of the Company from its former parent company, Phoenix Investment Partners, Ltd., formerly Duff & Phelps Corporation ("D&P"), was finalized. The Company's shares, held by D&P, were distributed October 31, 1994, to D&P shareholders of record on October 26, 1994, as a tax-free distribution for which a favorable tax ruling was obtained from the Internal Revenue Service. D&P shareholders received one of the Company's shares for every three shares held of D&P common stock, and cash payments were made in lieu of fractional shares. The distribution resulted in the Company operating as a freestanding entity whose common stock is publicly traded on the New York Stock Exchange under the ticker symbol "DCR."

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

PRINCIPLES OF CONSOLIDATION

     During July 1994, the Company organized a U.S. subsidiary, Duff & Phelps Credit Rating Co. of Europe, with an office located in London, England. In July 1996, the Company organized a U.S. subsidiary, Duff & Phelps Credit Rating Co. of Asia, which has offices in Hong Kong, Tokyo and Singapore. In November 1999, the Company acquired its Argentine subsidiary, Duff & Phelps de Argentina-Sociedad Calificadora de Riesgo, which has an office in Buenos Aires. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Duff & Phelps Credit Rating Co. of Europe, Duff & Phelps Credit Rating Co. of Asia and Duff & Phelps de Argentina-Sociedad Calificadora de Riesgo. All significant intercompany balances and transactions have been eliminated.

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

          Following is a reconciliation of the denominator used to calculate basic earnings per share to the denominator used to calculate diluted earnings per share for the years ended December 31 (in thousands):


                                                                      1999             1998              1997
---------------------------------------------------------------------------------------------------------------
Basic weighted average shares outstanding                            4,589             4,767            4,986

Stock options outstanding                                            1,079             1,310            1,179

Reduction in shares for treasury stock proceeds                       (703)             (882)            (835)
                                                                      ----              ----             ----

Diluted weighted average shares outstanding                          4,965             5,195            5,330
                                                                     =====             =====            =====
---------------------------------------------------------------------------------------------------------------


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

GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets are shown net of accumulated amortization. Goodwill is amortized over its estimated remaining lives of approximately 28 and 40 years and intangible assets are amortized over remaining lives of four through nine years. The Company periodically evaluates whether significant events have occurred that may require a revision of the estimated useful life of goodwill and intangible assets or an impairment of the recoverability of remaining balances. The Company uses an estimate of future undiscounted cash flows over the remaining useful life of goodwill and intangible assets to measure recoverability. Management believes that the full amount of goodwill and intangible assets is recoverable.

DEPRECIATION AND AMORTIZATION

     Office furniture and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated remaining lives of the assets, typically three to 10 years. Leasehold improvements are amortized over the remaining lease terms, which are one to nine years.

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

3    OTHER LONG-TERM INVESTMENTS:

     The Company's other long-term investments are composed of investments made in international rating agency partnerships in Chile, Colombia, Czech Republic, Egypt, India, Indonesia, Italy, Mexico, Pakistan, Peru, South Africa, Spain, Sri Lanka, Turkey and Venezuela. These investments are primarily accounted for under the cost method.

4    LINE OF CREDIT AND LONG-TERM DEBT:

     The Company's debt obligation under its $40.0 million revolving credit facility was zero at December 31, 1999. The Company's debt obligation was $1.5 million at an interest rate of 6.0 percent on December 31, 1998.

     The credit agreement contains financial covenants that require the Company to maintain certain ratios and satisfy certain financial tests, including restrictions on the ability to incur indebtedness and limitations on the amount of capital expenditures and common stock dividends paid by the Company. The Company was in compliance with such covenants for all years presented.

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

6    INCOME TAXES:

     Income tax expense was as follows for the years ended December 31 (in thousands):


                                               1999             1998              1997
---------------------------------------------------------------------------------------------
Current
   Federal                                   $ 12,919          $ 10,876          $ 6,761
   Foreign, state and local,
      net of federal benefit                    2,399             2,020            1,154
                                            ---------        ----------         --------
                                               15,318            12,896            7,915
                                            ---------        ----------         --------

Deferred
   Federal                                       (446)             (440)             180
   State                                          (24)              (24)              36
                                            ---------        ----------         --------
                                                 (470)             (464)             216
                                            ---------        ----------         --------
Income taxes                                 $ 14,848          $ 12,432          $ 8,131
                                            =========        ==========         ========

---------------------------------------------------------------------------------------------


     The following table presents a reconciliation from the federal statutory rate to the effective tax rate for the years ended December 31:


                                                             1999             1998              1997
-----------------------------------------------------------------------------------------------------------
Federal statutory rate                                        35%                35%               35%
Foreign, state and local average rates,
   net of federal benefit                                      7                  7                7
Goodwill amortization & other                                  2                 1                 1
                                                             ---               ---               ---

Effective rate                                                44%               43%               43%
                                                              ==                ==                ==

-----------------------------------------------------------------------------------------------------------


     Deferred tax assets and liabilities represent the amount of taxes receivable or payable in future years as a result of differences between the tax bases of assets and liabilities and amounts reported in the financial statements as of year end.

     The effects of these temporary differences comprised the net deferred tax asset for the years ended December 31 (in thousands):


                                                             1999                  1998
------------------------------------------------------ ----------------- ---------------
Deferred tax assets:
     Long-term reserves                                    $   72                  $ -
     Allowance for doubtful accounts                          211                   205
     Accrued compensation                                     162                    11
     Foreign tax credit carryforwards                         706                   386
Deferred tax liabilities:
     Depreciation and amortization                           (401)                (322)
                                                            -----        -        ----

Net deferred tax asset                                      $ 750                 $ 280
                                                            =====                 =====

----------------------------------------------------------------------------------------


     The net deferred tax asset is included in other long-term assets. Management has determined that a valuation allowance for total deferred tax assets is not required.

     At December 31, 1999 the foreign tax credit carryforwards available to reduce possible future U.S. income tax amounted to approximately $0.7 million. If unused, these will expire between 2001 and 2003.

     Tax benefits related to the exercise of options were approximately $9.5 million, $1.4 million and $0.7 million for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in stockholders' equity.

7    LEASES:

     The Company leases its office space in New York, London, Singapore, Hong Kong, Tokyo and Buenos Aires and subleases its office space in Chicago. A substantial portion of these leases expire on December 31, 2008. The lease agreements include escalation clauses, the effect of which cannot be determined at this time. Lease payments for 1999, 1998 and 1997 were $2.7 million, $2.3 million and $1.8 million, respectively. Annual minimum lease payments under operating leases for the five years subsequent to December 31, 1999, and thereafter, are as follows (in thousands):


                          2000                                    $ 3,120
                          2001                                      3,032
                          2002                                      2,863
                          2003                                      2,871
                          2004                                      2,871
                          2005 and thereafter                       6,244
                                                                  -------
                          Total                                   $21,001
                                                                  =======


8    OTHER LONG-TERM LIABILITIES:

     Other long-term liabilities are comprised of advanced client billings for services to be performed beyond the current year.

9    STOCK OPTION PLAN:

     The Company's 1994 Long-Term Stock Incentive Plan (the "Plan") allows for awards of up to a maximum of 1,925,000 shares of common stock to be granted to key employees, officers and directors.

  Outstanding Options                                Shares              Option Price                Exercisable
--------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996                            1,085,103                                         590,817

Granted                                                234,056         $ 31.34 - 36.875
Exercised                                             (103,291)        $  2.06 - 22.625
Canceled                                               (36,537)        $  9.00 - 22.625
                                               ------------------
Balance, December 31, 1997                           1,179,331                                         763,352

Granted                                                236,877         $ 43.24 - 49.1875
Exercised                                              (84,350)        $  1.85 - 22.625
Canceled                                               (21,701)        $ 14.375 - 36.875
                                               ------------------
Balance December 31, 1998                            1,310,157                                         873,930

Granted                                                242,848         $ 59.875 - 79.125
Exercised                                             (442,846)        $  1.85 - 49.1875
Canceled                                               (31,571)        $ 22.625 - 49.1875
                                               ==================
Balance December 31, 1999                            1,078,588                                         636,627
                                               ==================

--------------------------------------------------------------------------------------------------------------------


     The Plan is administered by a committee of the Board of Directors. As of December 31, 1999, options to purchase 1,078,588 common shares were granted and outstanding under the Plan; 1,062,421 were held by the Company's employees, officers, and directors, and 16,167 were held by former parent company employees, officers, and directors. The options outstanding vest and become exercisable, on average, in even annual installments over three years at a weighted average exercise price of $39.64. Options held by participants terminate no later than 10 years from the date of grant.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan. Accordingly, no compensation expense has been recognized for its Plan.

     Had compensation cost for the Company's Plan been determined based on the average fair value at the grant date for option awards under the Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been reduced by approximately $0.6 million in 1999, $0.4 million in 1998 and $0.2 million in 1997. Basic earnings per share would have been reduced by $0.14 in 1999, $0.08 in 1998 and $0.05 in 1997. Diluted earnings per share would have been reduced by $0.13 in 1999, $0.07 in 1998 and $0.05 in 1997.

     The average fair value of options granted in 1999 is estimated at $38.94 per option on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.13 percent; volatility of
19.47 percent; risk-free interest rate of 6.65 percent; assumed forfeiture rate of 5 percent per year and an expected life of 10 years.

     The average fair value of options granted in 1998 is estimated at $20.94 per option on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.26 percent; volatility of
20.21 percent; risk-free interest rate of 4.98 percent; assumed forfeiture rate of 5 percent per year and an expected life of 10 years.

     The average fair value of options granted in 1997 is estimated at $18.16 per option on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.28 percent; volatility of
24.85 percent; risk-free interest rate of 5.62 percent; assumed forfeiture rate of 5 percent per year and an expected life of 10 years.

10   QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     The following is a summary of condensed quarterly financial information for the years 1999 and 1998 (in thousands, except per share data):


                                                   First        Second         Third        Fourth
                                                  Quarter       Quarter       Quarter       Quarter
---------------------------------------------------------------------------------------------------

Revenue
   1999                                         $ 22,194      $ 23,489      $ 21,560      $ 25,081
   1998                                           21,771        21,512        19,108        21,604

Operating Income
   1999                                            8,055         8,630         7,695     9,239
   1998                                            7,649         7,398         6,255     7,120

Net Earnings
   1999                                            4,623         4,956         4,357     5,162
   1998                                            4,406         4,207         3,784     4,037

Basic Earnings Per Share
   1999                                             1.01          1.09          0.94      1.12
   1998                                             0.91          0.87          0.79      0.88

Diluted Earnings Per Share
   1999                                             0.93          1.01          0.87      1.04
   1998                                             0.84          0.80          0.72      0.81

---------------------------------------------------------------------------------------------------


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

     The following table presents, on an enterprise-wide basis, revenues by service type and revenues and long-lived assets by geographic area.


Years Ended December 31,                                    1999            1998            1997
------------------------------------------------------------------------------------------------------
(in thousands)

REVENUES BY SERVICE TYPE
    Corporate rating revenues                            $ 42,086         $ 38,516        $ 33,436
    Structured finance rating revenues                     47,000           42,151          29,940
    Research and other revenues                             3,238            3,328           3,578
                                                        ---------        ---------       ---------
Consolidated total                                       $ 92,324         $ 83,995        $ 66,954
                                                        =========        =========       =========

GEOGRAPHIC REVENUES
    United States                                        $ 76,131         $ 71,120        $ 57,048
    International                                          16,193           12,875           9,906
                                                        ---------        ---------       ---------
Consolidated total                                       $ 92,324         $ 83,995        $ 66,954
                                                        =========        =========       =========

LONG-LIVED ASSETS
    United States                                        $ 29,680         $ 27,887        $ 28,749
    International                                           4,222            3,174           2,594
                                                        ---------        ---------       ---------
Consolidated total                                       $ 33,902         $ 31,061        $ 31,343
                                                        =========        =========       =========

------------------------------------------------------------------------------------------------------


12   SUPPLEMENTAL CASH FLOW INFORMATION:

     For purposes of the consolidated statements of cash flows, the Company considers investments with maturities of three months or less to be cash equivalents.

     Net cash interest and fees paid were $0.1 million, $0.2 million and $0.5 million in 1999, 1998 and 1997, respectively.

     Income taxes paid were $5.6 million, $11.7 million and $6.9 million in 1999, 1998 and 1997, respectively.

13   SUBSEQUENT EVENT:

DIVIDEND DECLARATION

     On February 18, 2000, the Company declared its regular quarterly dividend of $0.03 per share payable March 10, 2000, to shareholders of record February 29, 2000.

RECENT DEVELOPMENTS

     On March 6, 2000, the Company entered into an Agreement and Plan of Merger by and among Fimalac S.A., a French SOCIETE ANONYME ("Parent"), Fimalac, Inc., a Delaware corporation, FSA Acquisition Corp., a Delaware corporation ("Purchaser"), which is an indirect wholly-owned subsidiary of Parent, and the Company (the "Merger Agreement"). Pursuant to the Merger Agreement, on March 15, 2000, Purchaser commenced a tender offer to purchase all of the outstanding shares of common stock of the Company at a purchase price of $100.00 per share, net to the seller in cash (the "Offer Price"), upon the terms and subject to the conditions set forth in the Offer to Purchase dated March 15, 2000 (the "Offer to Purchase") and the related Letter of Transmittal (which together with the Offer to Purchase and any amendments or supplements thereto constitute the "Offer"). The

Offer is disclosed in the Tender Offer Statement on Schedule TO, dated March 15, 2000, as filed by Parent and Purchaser with the Securities and Exchange Commission.

     Pursuant to the Merger Agreement, following the consummation of the Offer, upon the satisfaction or waiver of certain conditions, and in accordance with the Illinois Business Corporation Act of 1983, as amended, and the Delaware General Corporation Law, either (1) Purchaser will be merged with and into the Company with the Company surviving the Merger or (2) the Company will be merged with and into Purchaser (in either case, the "Merger") with Purchaser surviving the Merger. In the Merger, the holders of shares of common stock of the Company as of the Effective Time (as defined in the Merger Agreement) of the Merger (other than Purchaser) will receive an amount in cash equal to the Offer Price.

     The Offer is conditioned upon, among other things, (i) there being validly tendered and not properly withdrawn prior to the expiration date of the Offer that number of shares of common stock of the Company which represents not less than 51 percent of the total issued and outstanding shares of common stock on a fully diluted basis (excluding any shares held by the Company or any of its subsidiaries) and (ii) the expiration or termination of any and all waiting periods applicable to the transactions contemplated by the Merger Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Offer is also subject to certain other terms and conditions.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF DUFF & PHELPS CREDIT RATING CO.:

     We have audited the accompanying consolidated balance sheets of DUFF & PHELPS CREDIT RATING CO. (an Illinois corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duff & Phelps Credit Rating Co. and subsidiaries as of December 31, 1999, and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Chicago, Illinois

January 31, 2000 (except with respect to the matters discussed in
                 Note 13, as to which the dates are February 18, 2000, March 6, 2000 and March 15, 2000)

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


                                                                                                    SERVED AS
NAME                             AGE                           POSITION                           DIRECTOR SINCE
----                             ---                           --------                           --------------
Paul J. McCarthy(1)               61     Chairman of the Board, Chief Executive Officer,               1991
                                         Chief Financial Officer and Director

Philip T. Maffei(1)               56     President, Chief Operating Officer and Director               1991

Milton L. Meigs(2)(3)             67     Director                                                      1991

Jonathan Ingham(2)(3)             58     Director                                                      1994

Robert N. Westerlund(2)(3)        68     Director                                                      1999

Ernest T. Elsner                  59     Executive Vice President and General Counsel

Peter J. Stahl                    50     Executive Vice President

Paul G. Taylor                    37     Executive Vice President


         (1)      Member of Executive Committee
         (2)      Member of Audit Committee
         (3)      Member of Compensation Committee

     The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. The executive officers of the Company are elected annually and serve at the discretion of the Board of Directors of the Company.

     Mr. McCarthy has been Chairman of the Board of the Company since December 1995 and Chief Executive Officer of the Company since February 1991. He has also been Chief Financial Officer of the Company since November 1994. Mr. McCarthy was President of the Company from February 1991 to December 1995.

     Mr. Maffei has been President of the Company since December 1995 and Chief Operating Officer of the Company since October 1994. From February 1991 to December 1995, Mr. Maffei was an Executive Vice President of the Company.

     Mr. Meigs is presently retired. Mr. Meigs was an Executive Vice President of the Company from February 1991 to December 31, 1994.

     Mr. Ingham has been President and Chief Executive Officer of Ingham Industries Inc. (DBA Auth Chimes), a manufacturer of door chimes, since August 1989.

     Mr. Westerlund is presently retired. Mr. Westerlund was a partner of Fowler Rosenau & Geary LLC, a New York Stock Exchange Specialist, from 1990 to 1997 and a partner of Ziebarth Geary Co. from 1969 to 1990, when it was merged with Fowler Rosenau & Geary LLC.

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

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth certain information regarding the compensation paid or accrued by the Company to or for the account of the Chief Executive Officer and each of the other four people serving as executive officers of the Company at December 31, 1999 for services rendered in all capacities during each of the Company's fiscal years ended December 31, 1999, 1998 and 1997:


                                                                                  LONG TERM
                                                                                COMPENSATION
                                                                                    AWARDS
          NAME AND                                                               SECURITIES
          PRINCIPAL                                   ANNUAL COMPENSATION        UNDERLYING               ALL OTHER
          POSITION            YEAR                  SALARY           BONUS(1)   OPTIONS(#)(2)       COMPENSATION(3)
          --------            ----                  ------           --------   -------------       ---------------
Paul J. McCarthy,             1999                $400,000         $982,210          10,000             $10,668
 Chairman of the Board
 and Chief Executive          1998                 390,000          981,334          12,000               9,875
 Officer
                              1997                 380,000          890,521          12,000               9,251

Philip T. Maffei,             1999                 285,000          857,210           9,000               7,800
 President and Chief
 Operating Officer            1998                 273,000          856,334          10,000               7,458

                              1997                 260,000          750,521          10,000               7,103

Ernest T. Elsner,             1999                 216,000          342,903           6,000               8,825
 Executive Vice President
                              1998                 208,000          360,031           6,600               8,386

                              1997                 198,000          330,434           6,600               7,957

Peter J. Stahl,               1999                 208,000          206,873           6,000               6,482
 Executive Vice President
                              1998                 200,000          281,334           6,600               6,299

                              1997                 190,000          354,100           6,600               6,066

Paul G. Taylor,               1999                 228,150          407,870           6,000                 290
 Executive Vice
 President(4)


(1) The Company maintains an Incentive Compensation Plan pursuant to which cash bonuses are awarded annually to officers and other key employees of the Company based on operating income (before depreciation, amortization, incentive compensation and name use fees) and a performance assessment of the participant. The Company also maintains an Executive Management Incentive Compensation Plan pursuant to which cash bonuses are awarded annually to the executive officers of the Company based on operating income (before depreciation, amortization, incentive compensation and name use fees) of the Company.

(2) Number of shares of Common Stock subject to options granted during 1999, 1998 and 1997 under the Company's 1994 Long-Term Stock Incentive Plan.

(3) Consists of matching contributions made by the Company pursuant to the Company's Savings Plan and life insurance premiums paid by the Company on behalf of each executive officer. For 1999, life insurance premiums in the following amounts were paid by the Company: Mr. McCarthy, $5,868; Mr. Maffei, $3,000; Mr. Elsner, $4,025; Mr. Stahl, $1,682; and Mr. Taylor, $290.

(4)  Mr. Taylor became an executive officer of the Company in January 1999.

EMPLOYEE STOCK OPTIONS

     OPTION GRANTS. The following table sets forth certain information regarding options to purchase shares of Common Stock granted as incentive compensation to the executive officers of the Company named in the Executive Compensation Table during the Company's 1999 fiscal year:


                                 INDIVIDUAL GRANTS
                                 -----------------

                                            % of Total
                           Number of          Options
                          Securities          Granted
                          Underlying        to Employees     Exercise                           Grant Date
                        Options Granted         in            Price                              Present
NAME                        (#)(1)          Fiscal Year      ($Sh)(2)     Expiration Date      Value ($)(3)
----                   ------------------ --------------- -------------  ------------------ ------------------
Paul J. McCarthy            10,000             4.3%         $78.75       November 11, 2009        $390,596

Philip T. Maffei             9,000               3.9         78.75       November 11, 2009         351,545

Ernest T. Elsner             6,000               2.6         78.75       November 11, 2009         234,379

Peter J. Stahl               6,000               2.6         78.75       November 11, 2009         234,379

Paul G. Taylor               6,000               2.6         78.75       November 11, 2009         234,379


(1) All options were granted on November 11, 1999 under the Company's 1994 Long-Term Stock Incentive Plan. All options are non-qualified stock options. Beginning November 11, 2000, annually, upon the anniversary of the date of grant of the options, one-third of the options granted become vested and exercisable, until the third anniversary of the date of grant, whereupon all of the options granted are vested and exercisable.

(2) The option exercise price is equal to the fair market value per share of Common Stock on the date of grant.

(3) Calculated pursuant to the Black-Scholes option pricing model. Assumes expected volatility of 19.47%, risk-free rate of return of 6.7%, dividend yield of .13%, time of exercise of 10 years and no risk of forfeiture.

     OPTION EXERCISES. The following table sets forth certain information regarding options to purchase shares of Common Stock exercised during the Company's 1999 fiscal year and the number and value of unexercised options to purchase shares of Common Stock held at the end of the Company's 1999 fiscal year by the executive officers of the Company named in the Executive Compensation Table:


                                                                         Number of Securities       Value of Unexercised
                                                                        Underlying Unexercised      In-the-Money Options
                                                                          Options at Fiscal              at Fiscal
                                                                             Year End (#)             Year End ($)(2)
                              Number of                                      ------------             ---------------
                         Shares Acquired on                                  Exercisable/               Exercisable/
NAME                        Exercise (#)      Value Realized ($)(1)         Unexercisable              Unexercisable
----                        ------------      ------------------            -------------              -------------
Paul J. McCarthy               85,603               $5,628,354              48,000/22,000            $3,111,250/628,125

Philip T. Maffei               76,167                3,881,201              15,000/19,000             811,146/530,229

Ernest T. Elsner                9,315                 526,117              63,350/12,600            4,632,478/350,563

Peter J. Stahl                 37,183               1,709,138              26,600/12,600            1,725,275/350,563

Paul G. Taylor                    0                     0                  34,600/12,600            2,451,525/350,563


(1) Value realized is equal to the difference between the fair market value per share of Common Stock on the date of exercise and the option exercise price per share multiplied by the number of shares acquired upon exercise of an option.

(2) Value of unexercised in-the-money options is equal to the difference between the fair market value per share of Common Stock at December 31, 1999 and the option exercise price per share multiplied by the number of shares subject to options.

SEVERANCE PROTECTION AGREEMENTS

     The Company entered into Severance Protection Agreements with each of the executive officers of the Company in 1994 (1999 in the case of Mr. Taylor) providing them with severance compensation equal to 2.9 times their annual salary and bonus in the event their employment is terminated for specified reasons within 36 months following a change in control of the Company or in the event the executive officer terminates his employment for any reason during the 60-day period commencing on the first anniversary of a change in control of the Company. The specified reasons for termination which will result in the obligation to pay severance compensation include (a) any termination of the executive officer's employment without Cause (as defined in the Severance Protection Agreement); (b) a change in the executive officer's status, title, position or responsibilities which represents an adverse change from his status, title, position or responsibilities as in effect at any time within 90 days preceding the date of a change in control or at any time thereafter; the assignment to the executive officer of any duties or responsibilities which are inconsistent with his status, title, position or responsibilities as in effect at any time within 90 days preceding the date of a change in control or at any time thereafter; or any removal of the executive officer from or failure to reappoint or reelect him to any of such offices or positions; (c) a reduction in the executive officer's base salary or any failure to pay the executive officer any compensation or benefits to which he is entitled within 5 days of the date due; (d) requiring the executive officer to be based at any place outside a 30-mile radius from the city in which he is employed; (e) the failure by the Company to (A) continue in effect any material compensation or employee benefit plan in which the executive officer was participating at any time within 90 days preceding the date of a change in control or at any time thereafter or (B) provide the executive officer with compensation and benefits, in the aggregate, at least equal to those provided for under each other employee benefit plan, program and practice in which the executive officer was participating at any time within 90 days preceding the date of a change in control or at any time thereafter; (f) the insolvency or the filing of a petition for bankruptcy of the Company, which petition is not dismissed within 60 days; (g) any material breach by the Company of any provision of the Severance Protection Agreement; (h) any purported termination of the executive officer's employment for cause which does not comply with the terms of the Severance Protection Agreement; and (i) the failure of the Company to obtain an agreement, satisfactory to the executive officer, from any successors and assigns to assume and agree to perform the Severance Protection Agreement.

     Under the Severance Protection Agreements, a "change in control" includes
(a) an acquisition of any voting securities of the Company by any person immediately after which such person has beneficial ownership of 20% or more of the combined voting power of the Company's then outstanding voting securities;
(b) the cessation for any reason of the individuals who are presently members of the Board (the "Incumbent Board") to constitute at least two-thirds of the Board; provided, however, that if the election, or nomination for election, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall be considered a member of the Incumbent Board; and (c) approval by shareholders of the Company of (1) a merger, consolidation or reorganization involving the Company, unless (i) the shareholders of the Company, immediately before such merger, consolidation or reorganization, own, directly or indirectly immediately following such merger, consolidation or reorganization, at least 85% of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the voting securities immediately before such merger, consolidation or reorganization; (ii) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the Board of Directors of the Surviving Corporation; and (iii) no person has beneficial ownership of 15% or more of the combined voting power of the Surviving Corporation's then outstanding voting securities; (2) a complete liquidation or dissolution of the Company; or (3) an agreement for the sale or other disposition of all or substantially all of the assets of the Company to any person.

DIRECTORS' COMPENSATION

     Directors who are employees of the Company do not receive any compensation for serving as directors of the Company. Other directors receive an annual retainer of $25,000 and an additional $2,000 payable to any such director who serves as a chairman of a committee of the Board of Directors, plus an attendance fee for each such director of $1,000 per regular meeting and $500 per committee meeting. Under the Company's 1994 Long-Term Stock Incentive Plan, non-employee directors ("Outside Directors") are automatically granted on the date of their initial election an option to purchase 5,000 shares of the Company's Common Stock at an exercise price per share equal to the fair market value per share of Common Stock on the date of grant. Such options become exercisable one year after the date of grant and expire ten years after the date of grant. Outside Directors may also elect to receive options to purchase shares of Common Stock in lieu of being paid their annual retainer. On May 11, 1999, Mr. Westerlund was granted an option to purchase 5,000 shares of Common Stock of the Company at an exercise price equal to $59.875 per share in connection with his election as a director of the Company. Such option becomes exercisable on May 11, 2000 and expires on May 11, 2009. On November 11, 1999, Messrs. Ingham, Meigs and Westerlund were each granted an option to purchase 2,116 shares of the Company's Common Stock at an exercise price equal to $66.9375 per share in lieu of being paid their annual retainer for 1999. Such options become exercisable on the date of the 2000 annual meeting of shareholders and expire on November 11, 2009. Additionally, all Outside Directors are reimbursed for expenses incurred in attending board meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors maintains a Compensation Committee, which is presently composed of Messrs. Ingham (Chairman), Meigs and Westerlund. Mr. Meigs was an Executive Vice President of the Company until December 31, 1994. None of the other members of the Compensation Committee is presently or was formerly an officer or employee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows with respect to each person who is known to be the beneficial owner of more than 5% of the Common Stock of the Company: (i) the total number of shares of Common Stock beneficially owned as of March 3, 2000; and (ii) the percent of the Common Stock so owned as of that date:


                                                                    Amount and Nature
Name and Address of                                                   of Beneficial             Percent of
Beneficial Owner                                                       Ownership(1)            Common Stock
----------------                                                       ------------            ------------
Bear Stearns & Co. Inc.                                                 455,050(2)                 9.8%
115 South Jefferson Road
Whippany, New Jersey 07981

Mellon Bank Corporation                                                 303,980(3)                 6.6
One Mellon Bank Center
Pittsburgh, Pennsylvania  15258


     The following table shows with respect to each director of the Company, the executive officers of the Company named in the Executive Compensation Table, and all directors and executive officers as a group, 8 in number: (i) the total number of shares of Common Stock beneficially owned as of March 3, 2000; and
(ii) the percent of the Common Stock so owned as of that date:


                                                                    Amount and Nature
                                                                      of Beneficial             Percent of
Name of Beneficial Owner                                               Ownership(1)            Common Stock
------------------------                                               ------------            ------------
Paul J. McCarthy(4)                                                      114,667                   2.4%

Philip T. Maffei(4)                                                       16,098                    *

Milton L. Meigs (4)(5)                                                    62,217                   1.3

Jonathan Ingham(4)                                                        24,872                    *

Robert N. Westerlund(4)                                                    7,616                    *

Ernest T. Elsner(4)                                                       79,495                   1.7

Peter J. Stahl(4)                                                         59,133                   1.3

Paul G. Taylor(4)                                                         34,600                    *

All directors and executive officers as a group (8 persons)(4)           398,698                   8.1%

--------------------
*    Less than one percent.

(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2) Number of shares reported in the most recent Form 13F filed by Bear Stearns & Co. Inc. with the Securities and Exchange Commission.

(3) Number of shares reported in the most recent Schedule 13G filed by Mellon Bank Corporation ("Mellon") with the Securities and Exchange Commission. Includes 301,080 shares as to which Mellon has sole voting power and 303,980 shares as to which Mellon has sole dispositive power.

(4) Includes shares of Common Stock which could be acquired through the exercise of stock options as follows: Mr. McCarthy, 48,000 shares; Mr. Maffei, 15,000 shares; Mr. Meigs, 34,192 shares; Mr. Ingham, 24,872 shares; Mr. Westerlund, 7,116 shares; Mr. Elsner, 63,350 shares; Mr. Stahl, 26,600 shares; Mr. Taylor, 34,600 shares; and all directors and executive officers as a group, 253,730 shares.

(5) Includes 80 shares owned by Mr. Meigs' wife. Mr. Meigs disclaims beneficial ownership of such shares.

CHANGE IN CONTROL

     On March 6, 2000, the Company entered into an Agreement and Plan of Merger by and among Fimilac S.A., a French SOCIETE ANONYME ("Parent"), Fimalac, Inc., a Delaware corporation, FSA Acquisition Corp., a Delaware corporation ("Purchaser"), which is an indirect wholly-owned subsidiary of Parent, and the Company (the "Merger Agreement"). Pursuant to the Merger Agreement, on March 15, 2000, Purchaser commenced a tender offer to purchase all of the outstanding shares of common stock of the Company at a purchase price of $100.00 per share, net to the seller in cash (the "Offer Price"), upon the terms and subject to the conditions set forth in the Offer to Purchase dated March 15, 2000 (the "Offer to Purchase") and the related Letter of Transmittal (which together with the Offer to Purchase and any amendments or supplements thereto constitute the "Offer"). The Offer is disclosed in the Tender Offer Statement on Schedule TO, dated March 15, 2000, as filed by Parent and Purchaser with the Securities and Exchange Commission.

     Pursuant to the Merger Agreement, following the consummation of the Offer, upon the satisfaction or waiver of certain conditions, and in accordance with the Illinois Business Corporation Act of 1983, as amended, and the Delaware General Corporation Law, either (1) Purchaser will be merged with and into the Company with the Company surviving the Merger or (2) the Company will be merged with and into Purchaser (in either case, the "Merger") with Purchaser surviving the Merger. In the Merger, the holders of shares of common stock of the Company as of the Effective Time (as defined in the Merger Agreement) of the Merger (other than Purchaser) will receive an amount in cash equal to the Offer Price.

     The Offer is conditioned upon, among other things, (i) there being validly tendered and not properly withdrawn prior to the expiration date of the Offer that number of shares of common stock of the Company which represents not less than 51 percent of the total issued and outstanding shares of common stock on a fully diluted basis (excluding any shares held by the Company or any of its subsidiaries) and (ii) the expiration or termination of any and all waiting periods applicable to the transactions contemplated by the Merger Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Offer is also subject to certain other terms and conditions.

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

(a)  The following documents are filed as a part of this report:

1.   FINANCIAL STATEMENTS

     (a)  Duff & Phelps Credit Rating Co. Financial Statements

     The Consolidated Financial Statements of the Company, together with the report thereon of Arthur Andersen LLP, consisting of:

                  Consolidated Balance Sheets - December 31, 1999 and 1998

                  Consolidated Statements of Income - For the Years Ended
                     December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows - For the Years Ended
                     December 31, 1999, 1998 and 1997

                  Consolidated Statements of Changes in Stockholders' Equity -
                     For the Years Ended December 31, 1999, 1998 and 1997

                  Notes to Consolidated Financial Statements

                  Report of Independent Public Accountants

     All schedules have been omitted either as inapplicable or because the required information is included in the financial statements or notes thereto.

3.   EXHIBITS


EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
2.1        Agreement and Plan of Merger, dated as of March 6, 2000, among
           Fimalac S.A., Fimalac, Inc., FSA Acquisition Corp. and Duff & Phelps
           Credit Rating Co., incorporated by reference to Exhibit (d)(1) to the
           Tender Offer Statement on Schedule TO of Fimalac S.A. and FSA
           Acquisition Corp., dated March 15, 2000.

3.1        Amended and Restated Articles of Incorporation of Duff & Phelps
           Credit Rating Co. (1)

3.2        Bylaws of Duff & Phelps Credit Rating Co. (3)

4          Form of Common Stock Certificate. (1)

10.1       Duff & Phelps Credit Rating Co. 1994 Long-Term Stock Incentive Plan.
           (1) (4)

10.2       Tax Sharing and Indemnification Agreement. (2)

10.3       Distribution and Indemnity Agreement. (2)

10.4       Services Agreement. (2)

10.41      Amendment to Services Agreement. (3)

10.5       Name Use Agreement. (2)

10.6       Sublease Agreement relating to Chicago, Illinois office space. (2)

10.7 Lease Assignment Agreement relating to New York, New York office space. (2)

10.8 Form of Severance Protection Agreement between the Registrant and its executive officers. (1) (4)

10.9       Duff & Phelps Credit Rating Co. Incentive Compensation Plan. (4)

10.10      Amended and Restated Credit Agreement among Duff & Phelps Credit
           Rating Co., various financial institutions and Bank of America, National Association.

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

(b)  Reports on Form 8-K.

              None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March, 2000.

                                     DUFF & PHELPS CREDIT RATING CO.

                                     By /s/ Paul J. McCarthy
                                       ----------------------------------
                                       Paul J. McCarthy
                                       Chairman of the Board and Chief Executive
                                          Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 16th day of March, 2000 by the following persons on behalf of the Registrant in the capacities indicated.


SIGNATURE                                                   TITLE
/S/ PAUL J. MCCARTHY                                        Chairman of the Board, Chief Executive  Officer,  Chief
--------------------                                        Financial  Officer and  Director  (Principal  Executive
Paul J. McCarthy                                            and Financial Officer)

/S/ MARIE C. BECKER                                         Group Vice President,  Accounting & Finance  (Principal
-------------------                                         Accounting Officer)
Marie C. Becker

/S/ PHILIP T. MAFFEI                                        President, Chief Operating Officer and Director
--------------------
Philip T. Maffei

/S/ MILTON L. MEIGS                                         Director
-------------------
Milton L. Meigs

/S/ JONATHAN INGHAM                                         Director
-------------------
Jonathan Ingham

/S/ ROBERT N. WESTERLUND                                    Director
------------------------
Robert N. Westerlund


                                INDEX TO EXHIBITS


Exhibit
  NO.                                     DESCRIPTION
2.1          Agreement and Plan of Merger, dated as of March 6, 2000, among
             Fimalac S.A., Fimalac,  Inc., FSA Acquisition Corp. and Duff &
             Phelps Credit Rating Co., incorporated by reference to Exhibit
             (d)(1) to the Tender Offer Statement on Schedule TO of Fimalac S.A.
             and FSA Acquisition Corp., dated March 15, 2000.

3.1          Amended and Restated Articles of Incorporation of Duff & Phelps
             Credit Rating Co. (1)

3.2          Bylaws of Duff & Phelps Credit Rating Co. (3)

4            Form of Common Stock Certificate. (1)

10.1         Duff & Phelps Credit Rating Co. 1994 Long-Term Stock Incentive
             Plan. (1) (4)

10.2         Tax Sharing and Indemnification Agreement. (2)

10.3         Distribution and Indemnity Agreement. (2)

10.4         Services Agreement. (2)

10.41        Amendment to Services Agreement. (3)

10.5         Name Use Agreement. (2)

10.6         Sublease Agreement relating to Chicago, Illinois office space. (2)

10.7 Lease Assignment Agreement relating to New York, New York office space. (2)

10.8 Form of Severance Protection Agreement between the Registrant and its executive officers. (1)(4)

10.9         Duff & Phelps Credit Rating Co. Incentive Compensation Plan. (4)

10.10        Amended and Restated Credit Agreement among Duff & Phelps Credit
             Rating Co., various financial institutions and Bank of America, National Association.

21           Subsidiaries of Duff & Phelps Credit Rating Co.

23           Consent of Arthur Andersen LLP.

27           Financial Data Schedule.

--------------------
(1) Incorporated herein by reference to the corresponding exhibit to the Registrant's registration statement on Form 10, as amended.

(2) Incorporated herein by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K for 1994.

(3) Incorporated herein by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K for 1995.

(4) Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 601 of Regulation S-K